Form 10QSB
period 2000-06-30
SOUTHERN COMMUNITY BANCORP
filed 2000-10-20
CIK 1110544

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    -----------
                          Commission File No. 333-35548
                          -----------------------------
                           SOUTHERN COMMUNITY BANCORP
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

          Florida                                        59-3619325
-------------------------------                      -------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

                 250 North Orange Avenue, Orlando, Florida 32801
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (407) 649-1844
                ------------------------------------------------
                (Issuer's telephone number, including area code)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [X]

As of September 30, 2000, the issuer had 1,090,408 outstanding shares of common stock, par value $1.00 per share.

                           SOUTHERN COMMUNITY BANCORP
                                   FORM 10-QSB
                                  June 30, 2000

                                      INDEX

                                                                                                                 Page No.
PART I:           FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

             Condensed Consolidated Balance Sheets -
             June 30, 2000 and 1999 (unaudited) and December 31, 1999........................................... 4

             Condensed Consolidated Statements of Operations (Unaudited) -
             Three Months Ended June 30, 2000 and 1999.......................................................... 6
             Six Months Ended June 30, 2000 and 1999............................................................ 7

             Condensed Consolidated Statements of Cash Flows (Unaudited) -
             Six Months Ended June 30, 2000 and 1999............................................................ 8

             Condensed Consolidated Statement of Changes in Stockholders'
             Equity (unaudited) for the Six Months Ended June 30, 2000.......................................... 9

             Notes to Condensed Consolidated Financial Statements (Unaudited)...................................10

             Review by Independent Certified Public Accountants.................................................13

             Report on Review by Independent Certified Public Accountants.......................................14

Item 2. Management's Discussion and Analysis....................................................................15

PART II:  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds...............................................................24

Item 4. Submission of Matters to a Vote of Security Holders.....................................................25

Item 5. Other Information.......................................................................................25

Item 6. Exhibits and Reports on Form 8-K........................................................................25

Signatures......................................................................................................26

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    SOUTHERN COMMUNITY BANCORP AND SUBSIDIARY

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                       At June 30,
                                                                            -------------------------------
                                                                                2000                1999
                                                                            -------------       -----------
        ASSETS

Cash and due from banks                                                     $   4,235,598         1,487,386
Federal funds sold                                                              6,067,000         3,064,000
                                                                            -------------       -----------

               Cash and cash equivalents                                       10,302,598         4,551,386

Securities available for sale                                                  16,162,998         4,502,063
Loans receivable, net of allowance for loan losses of
        $1,042,000 in 2000 and $195,000 in 1999                               102,564,030        23,416,424
Accrued interest receivable                                                       865,653           175,812
Federal Home Loan Bank stock, at cost                                             212,400                --
Premises and equipment, net                                                     6,457,226         3,870,944
Deferred income tax asset                                                         790,687           488,545
Other assets                                                                      174,522           147,539
                                                                            -------------       -----------

               Total assets                                                 $ 137,530,114        37,152,713
                                                                            =============       ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
        Noninterest-bearing demand deposits                                 $  15,347,964         4,336,920
        Money-market deposits                                                  18,310,789         9,779,173
        Savings and NOW deposits                                               13,468,706         4,515,031
        Time deposits                                                          74,694,974         4,858,448
                                                                            -------------       -----------

               Total deposits                                                 121,822,433        23,489,572

        Official checks                                                         3,240,724         1,415,790
        Accrued interest payable and other liabilities                            530,076           218,076
                                                                            -------------       -----------

               Total liabilities                                              125,593,233        25,123,438
                                                                            -------------       -----------

Stockholders' equity:
        Common stock, $1 par value, 10,000,000 shares
               authorized, 890,298 and 860,889 shares
               issued and outstanding in 2000 and 1999                            890,298           860,889
        Additional paid-in capital                                             12,464,172        12,043,646
        Accumulated deficit                                                    (1,109,339)         (757,967)
        Accumulated other comprehensive income (loss)                            (308,250)         (117,293)
                                                                            -------------       -----------

               Total stockholders' equity                                      11,936,881        12,029,275
                                                                            -------------       -----------

               Total liabilities and stockholders' equity                   $ 137,530,114        37,152,713
                                                                            =============       ===========

                    SOUTHERN COMMUNITY BANCORP AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           At December 31,
                                                                           ---------------
                                                                                 1999
        ASSETS
Cash and due from banks                                                     $  4,519,649
Federal funds sold                                                                    --
                                                                            ------------

               Cash and cash equivalents                                       4,519,649

Securities available for sale                                                 11,997,900
Loans receivable, net of allowance for loan losses of
    $621,000                                                                  61,362,573
Accrued interest receivable                                                      554,036
Federal Home Loan Bank stock, at cost                                            212,400
Premises and equipment, net                                                    4,317,768
Deferred income tax asset                                                        811,146
Other assets                                                                      88,696
                                                                            ------------

               Total assets                                                 $ 83,864,168
                                                                            ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
        Noninterest-bearing demand deposits                                 $ 10,768,768
        Money-market deposits                                                 14,051,702
        Savings and NOW deposits                                               5,757,244
        Time deposits                                                         34,485,277
                                                                            ------------

               Total deposits                                                 65,062,991

        Federal funds purchased                                                6,000,000
        Official checks                                                          662,237
        Accrued interest payable and other liabilities                           300,453
                                                                            ------------

               Total liabilities                                              72,025,681
                                                                            ------------

Stockholders' equity:
        Common stock, $1 par value, 10,000,000 shares
               authorized, 884,425 shares issued and
               outstanding                                                       884,425
        Additional paid-in capital                                            12,381,950
        Accumulated deficit                                                   (1,225,661)
        Accumulated other comprehensive income (loss)                           (202,227)
                                                                            ------------

               Total stockholders' equity                                     11,838,487
                                                                            ------------

               Total liabilities and stockholders' equity                   $ 83,864,168
                                                                            ============

                    SOUTHERN COMMUNITY BANCORP AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                      --------------------------
                                                                                         2000            1999
                                                                                      ----------      ----------
Interest income:
      Loans receivable                                                                $2,270,781         516,702
      Securities available for sale                                                      284,645          57,688
      Other interest-earning assets                                                      162,822          56,340
                                                                                      ----------      ----------

            Total interest income                                                      2,718,248         630,730
                                                                                      ----------      ----------

Interest expense-
      Deposits                                                                         1,407,198         136,863
                                                                                      ----------      ----------

Net interest income                                                                    1,311,050         493,867

      Provision for loan losses                                                          243,000         104,000
                                                                                      ----------      ----------

Net interest income after provision for loan losses                                    1,068,050         389,867
                                                                                      ----------      ----------

Noninterest income:
      Service charges on deposit accounts                                                 59,407           5,452
      Other service charges and fees                                                      63,350           9,807
                                                                                      ----------      ----------

            Total noninterest income                                                     122,757          15,259
                                                                                      ----------      ----------

Noninterest expense:
      Salaries and employee benefits                                                     481,238         405,518
      Occupancy and equipment expense                                                    225,114         157,797
      Data processing                                                                     62,531          16,783
      Printing and office supplies                                                        38,814          56,867
      Marketing and advertising                                                           46,582          18,751
      Professional fees                                                                   24,496          42,347
      Telephone                                                                           21,136          14,092
      Travel and entertainment                                                            22,444          10,067
      Other                                                                               92,179          35,164
                                                                                      ----------      ----------

            Total noninterest expense                                                  1,014,534         757,386
                                                                                      ----------      ----------

Earnings (loss) before income tax provision (benefit)                                    176,273        (352,260)

      Income tax provision (benefit)                                                      70,509        (141,355)
                                                                                      ----------      ----------

Net earnings (loss)                                                                   $  105,764        (210,905)
                                                                                      ==========      ==========

Basic and diluted earnings (loss) per share                                           $      .12            (.25)
                                                                                      ==========      ==========

Weighted-average number of common shares outstanding for
    basic                                                                                890,298         860,475
                                                                                      ==========      ==========

Weighted-average number of common shares outstanding
    for diluted                                                                          906,386         860,475
                                                                                      ==========      ==========

                    SOUTHERN COMMUNITY BANCORP AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                     Six Months Ended
                                                                         June 30,
                                                              ------------------------------
                                                                  2000              1999
                                                              ------------      ------------
Interest income:
      Loans receivable                                        $  3,901,230           741,625
      Securities available for sale                                506,148            74,338
      Other interest-earning assets                                268,492           175,056
                                                              ------------      ------------

            Total interest income                                4,675,870           991,019
                                                              ------------      ------------

Interest expense:

      Deposits                                                   2,331,822           203,953
      Other borrowings                                              42,859                --
                                                              ------------      ------------

            Total interest expense                               2,374,681           203,953
                                                              ------------      ------------

Net interest income                                              2,301,189           787,066

      Provision for loan losses                                    421,000           183,000
                                                              ------------      ------------

Net interest income after provision for loan losses              1,880,189           604,066
                                                              ------------      ------------

Noninterest income:
      Service charges on deposit accounts                          112,047             6,121
      Other service charges and fees                               103,241            10,879
                                                              ------------      ------------

            Total noninterest income                               215,288            17,000
                                                              ------------      ------------

Noninterest expense:
      Salaries and employee benefits                               905,692           724,418
      Occupancy and equipment expense                              444,468           269,023
      Data processing                                              118,861            34,332
      Printing and office supplies                                  66,295            92,802
      Marketing and advertising                                     89,644            61,796
      Professional fees                                             48,754            59,896
      Telephone                                                     40,372            27,657
      Travel and entertainment                                      38,265            20,507
      Other                                                        149,255            91,082
                                                              ------------      ------------

            Total noninterest expense                            1,901,606         1,381,513
                                                              ------------      ------------

Earnings (loss) before income tax provision (benefit)              193,871          (760,447)

      Income tax provision (benefit)                                77,549          (286,156)
                                                              ------------      ------------

Net earnings (loss)                                           $    116,322          (474,291)
                                                              ============      ============
Basic and diluted earnings (loss) per share                   $        .13              (.56)
                                                              ============      ============
Weighted-average number of common shares outstanding for
      basic                                                        888,830           849,448
                                                              ============      ============

Weighted-average number of common shares outstanding
      for diluted                                                  904,918           849,448
                                                              ============      ============

                    SOUTHERN COMMUNITY BANCORP AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                    -------------------------------
                                                                                        2000               1999
                                                                                    ------------       ------------
Cash flows from operating activities:
     Net earnings (loss)                                                            $    116,322           (474,291)
     Adjustments to reconcile net earnings (loss) to net cash
        provided by (used in) operating activities:
           Provision for loan losses                                                     421,000            183,000
           Depreciation and amortization                                                 153,321             52,008
           Deferred income taxes                                                          77,549           (286,156)
           Accretion of discounts on securities                                          (19,545)            (1,014)
           Common stock issued as compensation                                             3,750                 --
           Increase in accrued interest receivable                                      (311,617)          (144,751)
           Increase in other assets                                                      (85,826)           (30,791)
           Increase in official checks                                                 2,578,487            380,405
           Increase in accrued interest payable and other liabilities                    229,623            153,327
                                                                                    ------------       ------------

               Net cash provided by (used in) operating activities                     3,163,064           (168,263)
                                                                                    ------------       ------------

Cash flows from investing activities:
     Repayments of securities available for sale                                          74,314                 --
     Purchases of securities available for sale                                       (4,382,980)        (4,672,700)
     Net increase in loans                                                           (41,622,457)       (22,396,819)
     Purchases of premises and equipment                                              (2,292,779)        (2,072,880)
                                                                                    ------------       ------------

               Net cash used in investing activities                                 (48,223,902)       (29,142,399)
                                                                                    ------------       ------------

Cash flows from financing activities:
     Net increase in deposits                                                         56,759,442         20,215,968
     Net decrease in Federal funds purchased                                          (6,000,000)                --
     Proceeds from issuance of common stock                                               84,345            388,160
                                                                                    ------------       ------------

               Net cash provided by financing activities                              50,843,787         20,604,128
                                                                                    ------------       ------------

Net increase (decrease) in cash and cash equivalents                                   5,782,949         (8,706,534)

Cash and cash equivalents at beginning of period                                       4,519,649         13,257,920
                                                                                    ------------       ------------

Cash and cash equivalents at end of period                                          $ 10,302,598          4,551,386
                                                                                    ============       ============

Supplemental disclosures of cash flow information:

 Cash paid during the period for:
        Interest                                                                    $  2,261,860            187,511
                                                                                    ============       ============

        Income taxes                                                                $         --                 --
                                                                                    ============       ============

     Noncash investing activities -
        Change in accumulated other comprehensive income (loss),
        unrealized loss on securities available for sale, net of tax                $   (106,023)          (117,293)
                                                                                    ============       ============

                    SOUTHERN COMMUNITY BANCORP AND SUBSIDIARY

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED)


                                                                                       ACCUMULATED
                                                                                          OTHER
                                                                                          COMPRE-
                                                          ADDITIONAL                      HENSIVE         TOTAL
                                               COMMON      PAID-IN      ACCUMULATED       INCOME       STOCKHOLDERS'
                                               STOCK       CAPITAL        DEFICIT         (LOSS)          EQUITY
                                             ----------   -----------   -----------     -----------    -------------
Balance at December 31, 1999                 $  884,425    12,381,950    (1,225,661)       (202,227)      11,838,487
                                                                                                       -------------

Comprehensive income (loss):
    Net earnings for the period
    (unaudited)                                      --            --       116,322              --          116,322

    Net change in unrealized loss on
        securities available for sale, net
        of tax (unaudited)                           --            --            --        (106,023)        (106,023)
                                                                                                       -------------

    Comprehensive income
    (unaudited)                                                                                               10,299
                                                                                                       -------------

Stock issued to officer as compensation
    (250 shares) (unaudited)                        250         3,500            --              --            3,750

Sale of common stock in connection
    with 401(k) Profit Sharing Plan
    (4,637 shares) (unaudited)                    4,637        64,918            --              --           69,555

Sale of common stock in connection
    with Employee Stock Purchase
    Plan (986 shares) (unaudited)                   986        13,804            --              --           14,790
                                             ----------   -----------   -----------    ------------    -------------

Balance at June 30, 2000                     $  890,298    12,464,172    (1,109,339)       (308,250)      11,936,881
                                             ==========   ===========   ===========    ============    =============

                    SOUTHERN COMMUNITY BANCORP AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. GENERAL. In the opinion of the management of Southern Community Bancorp, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2000 and 1999, the results of operations for the three-month and six-month periods then ended and statement of cash flows for the six-month period then ended. The results of operations and other data for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

   Southern Community Bancorp (the "Holding Company") owns 100% of the outstanding common stock of Southern Community Bank (the "Bank"), the Bank owns 100% of the outstanding common stock of Southern Community Insurance Agency, Inc. (the "Insurance Agency") (collectively the "Company"). The Holding Company operates as a one-bank holding company. On April 15, 1999, the Bank's stockholders approved a plan of corporate reorganization under which the Bank would become a wholly-owned subsidiary of the Holding Company. The Holding Company was formed on July 30, 1999. The Bank's stockholders exchanged their common shares for shares of the Holding Company. As a result, all of the previously issued $7.50 par value common shares of the Bank were exchanged for 834,425 shares of the $1.00 par value common shares of the Holding Company. The Holding Company's acquisition of the Bank was accounted for similar to a pooling of interests.

   The Holding Company's only business activity is the operation of the Bank.
         The Bank is a state (Florida) chartered commercial bank. The Bank offers a variety of financial services to individual and corporate customers through its four banking offices located in Orange and Seminole Counties, Florida. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") through the Bank Insurance Fund ("BIF"). The Insurance Agency was formed in 2000 as a wholly-owned subsidiary of the Bank. The Insurance Agency refers customers to the Bank to certain insurance agencies for the purchase of insurance products.

2. LOAN IMPAIRMENT AND LOAN LOSSES. There were no impaired loans recognized under SFAS 114 and 118 during the six months ended June 30, 2000 or 1999. The activity in the allowance for loan losses is as follows:


                                                     Six Months Ended
                                                         June 30,
                                                ---------------------------
                                                   2000             1999
                                                -----------     -----------
Balance at beginning of period                  $   621,000          12,000
Provision charged to earnings                       421,000         183,000
                                                -----------     -----------

Balance at end of period                        $ 1,042,000         195,000
                                                ===========     ===========

                                                                     (continued)

                    SOUTHERN COMMUNITY BANCORP AND SUBSIDIARY

3. EARNINGS (LOSS) PER SHARE . Basic earnings (loss) per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of shares outstanding including the dilutive effect of stock options computed using the treasury stock method. For the three and six months ended June 30, 1999 outstanding stock options are not considered dilutive securities for purposes of calculating diluted loss per share. The following table presents the calculation of basic and diluted weighted-average number of shares:


                                                                                        WEIGHTED-       PER
                                                                                         AVERAGE       SHARE
                                                                          EARNINGS       SHARES        AMOUNT
                                                                          --------      ---------      ------
THREE MONTHS ENDED JUNE 30, 2000:
Basic EPS:
    Net earnings available to common stockholders                         $    106        890,298      $  .12
                                                                                                       ======

Effect of dilutive securities-
    Incremental shares from assumed exercise of options                                    16,088
                                                                                        ---------

Diluted EPS:
    Net earnings available to common stockholders and
        Assumed conversions                                               $    106        906,386      $  .12
                                                                          ========      =========      ======

SIX MONTHS ENDED JUNE 30, 2000:
Basic EPS:
    Net earnings available to common stockholders                         $    116        888,830      $  .13
                                                                                                       ======

Effect of dilutive securities-
    Incremental shares from assumed exercise of options                                    16,088
                                                                                        ---------
Diluted EPS:
    Net earnings available to common stockholders and
        Assumed conversions                                               $    116        904,918      $  .13
                                                                          ========      ==========     ======

4. REGULATORY CAPITAL. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2000 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:


                                                                                       REGULATORY
                                                                       ACTUAL          REQUIREMENT
                                                                       ------          -----------
Total capital to risk-weighted assets                                  10.83%             8.00%
Tier I capital to risk-weighted assets                                  9.98%             4.00%
Tier I capital to total assets - leverage ratio                         9.42%             4.00%

5. OTHER EVENTS. The Company purchased two parcels of land for future branch sites in the Bonita Springs, Florida area for approximately $1.9 million during the six months ended June 30, 2000.

                    SOUTHERN COMMUNITY BANCORP AND SUBSIDIARY

6. SUBSEQUENT EVENTS. In September 2000, the Company entered into a contract for the purchase of a branch location located in Southwest Florida for a purchase price of $1,550,000. The transaction is expected to close in November 2000.

         On September 22, 2000, the Holding Company entered into a letter of intent with Peninsula Bancorp, Inc. ("Peninsula") with respect to the possible merger of the Holding Company and Peninsula. Peninsula is the parent company of Peninsula Bank of Central Florida, a state bank with two offices in Volusia County, Florida. The letter of intent provides that the Holding Company will issue shares of its common stock to the shareholders of Peninsula upon the consummation of the merger. On the effective date of the merger, each share of Peninsula common stock will be converted into .625 shares of the common stock of the Holding Company. This transaction is subject to the negotiation and execution of a definitive merger agreement, due diligence by each party, regulatory approvals and the approval by the shareholders of Peninsula.

                    SOUTHERN COMMUNITY BANCORP AND SUBSIDIARY

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2000 and 1999 and for the three- and six- month periods ended June 30, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Southern Community Bancorp
Orlando, Florida:

We have reviewed the accompanying condensed consolidated balance sheets of Southern Community Bancorp and Subsidiary (the "Company") as of June 30, 2000 and 1999, and the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2000 and 1999, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999, and the related condensed consolidated statement of stockholders' equity for the six-month period ended June 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended (not presented herein); and in our report dated January 26, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


HACKER, JOHNSON & SMITH PA
Tampa, Florida
October 6, 2000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         This Form 10-QSB contains "forward looking statements" which represent the Company's expectations and beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition, growth or strategies. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such "may", "will", "expect", "believe", "estimate", "anticipate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward looking statements. The statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including but not limited to the potential impact of changes in interest rates, competition, credit risks and collateral, changes in local or regional economic conditions, the ability of the Company to continue its growth strategy, dependence on management and key personnel, and regulatory supervision.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

         The Company's consolidated net earnings for the second quarter of 2000 was $106,000, compared to a net loss of $211,000 for the same period in 1999. Net earnings (loss) per common share was $.12 in 2000 and $(.25) in 1999.

         NET INTEREST INCOME. Net interest income is defined as the total of interest income on earning assets less interest expense on deposits and other interest-bearing liabilities. Earning assets, which consist of loans, investment securities and federal funds sold, are financed by a large base of interest-bearing funds in the form of money market, NOW, savings and time deposits. Earning assets are also funded by the net amount of non-interest related funds, which consist of non-interest bearing demand deposits, the allowance for loan losses and stockholders' equity, reduced by non-interest bearing assets such as cash and due from banks, and premises and equipment.

         Net interest income is primarily affected by changes in the amounts and types of earning assets, interest-bearing funds and net non-interest related funds, as well as their relative sensitivity to interest rate movements.

         Net interest income for the second quarter of 2000 was $1,311,000, up 165.4% from $494,000 in 1999. Interest income from earning assets increased from $631,000 in the second quarter of 1999 to $2,718,000 in the second quarter of 2000. This increase was due to an increase in the average balance of loans receivable and investments.

         Interest expense on interest bearing liabilities increased from $137,000 in the second quarter of 1999 to $1,407,000 in the second quarter of 2000. This increase was primarily due to an increase in the average balance of deposits.

         NONINTEREST INCOME. Noninterest income in the second quarter of 1999 totaled $15,000, compared with $123,000 in 2000. Customer service charges totaled $59,000 in 2000, up from $5,000 in 1999 due to an increase in the number of deposit accounts.

         SECURITIES AVAILABLE FOR SALE. At June 30, 2000, the Company held investment securities with a market value of $16.2 million, which was $474,000 lower than the amortized cost of the portfolio. This difference consisted of $474,000 of gross unrealized losses.

         PROVISION FOR LOAN LOSSES. The provision for loan losses totaled $243,000 in the second quarter of 2000 compared to $104,000 in 1999. See "Allowance and Provision for Loan Losses."

         NONINTEREST EXPENSES. Noninterest expenses for the second quarter of 2000 totaled $1,015,000, which was up 34.1% from $757,000 in 1999. Non-interest expenses are discussed below in more detail.

         Salaries and employee benefits represented 47.4% of total non-interest expenses in 2000. Salaries and employee benefits increased 18.5% to $481,000 in 2000 from $406,000 in 1999. These increases were the result of new employees, salary increases, higher benefit costs and upgrading of personnel.

         Occupancy and equipment expense in 2000 totaled $225,000, up 42.4% from $158,000 in 1999. The increase was due to the opening of two additional banking offices in the second half of 1999.

         Other expenses for the second quarter of 2000 totaled $92,000, up 163% from $35,000 in 1999. This category of expenses were impacted by the general growth of the Company.

         INCOME TAX PROVISION (BENEFIT). The income tax provision totaled $71,000 in 2000 compared with an income tax benefit of $(141,000) in 1999.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

        The Company's consolidated net earnings for the first half of 2000 was $116,000, compared to a net loss of $474,000 for the same period in 1999. Net earnings (loss) per common share was $.13 in 2000 and $(.56) in 1999.

        Net interest income for the first half of 2000 was $2,301,000, up 192.4% from $787,000 in 1999. Interest income from earning assets increased from $991,000 in the first half of 1999 to $4,676,000 in the first half of 2000. This increase was due to an increase in average loans receivable and investments.

        Interest expense on interest bearing liabilities increased from $204,000 in the first half of 1999 to $2,375,000 in the first half of 2000. This increase was primarily due to an increase in average deposits.

         NONINTEREST INCOME. Noninterest income in the first half of 1999 totaled $17,000, compared with $215,000 in 2000. Customer service charges totaled $112,000 in 2000, up from $6,000 in 1999 due to an increase in the number of deposit accounts.

         PROVISION FOR LOAN LOSSES. The provision for loan losses totaled $421,000 in the first half of 2000 compared to $183,000 in 1999. See "Allowance and Provision for Loan Losses."

         NONINTEREST EXPENSES. Noninterest expenses for the first half of 2000 totaled $1.9 million, which was up 35.7% from $1.4 million in 1999. Non-interest expenses are discussed below in more detail.

        Salaries and employee benefits represented 47.6% of total non-interest expenses in 2000. Salaries and employee benefits increased 25.1% to $906,000 in 2000 from $724,000 in 1999. These increases were the result of new employees, salary increases, higher benefit costs and upgrading of personnel.

        Occupancy and equipment expense in 2000 totaled $444,000, up 65.1% from $269,000 in 1999. The increase was due to the opening of two additional banking offices during the second half of 1999.

        Other expenses for the second quarter of 2000 totaled $149,000, up 63.7% from $91,000 in 1999. This category of expenses were impacted by the general growth of the Company.

         INCOME TAX PROVISION (BENEFIT). The income tax provision totaled $78,000 in 2000 compared with an income tax benefit of $(286,000) in 1999.

CAPITAL EXPENDITURES

         The Company's capital expenditures are reviewed by its Board of Directors. The Company makes capital expenditures in order to improve its ability to provide quality services to its customers. Capital expenditures for the six months ended June 30, 2000 equaled $2.3 million compared to $2.1 million in 1999, and were principally related to purchase and construction of new branches.

ASSET QUALITY AND CREDIT RISK

        SECURITIES AVAILABLE FOR SALE. The Company maintains a high quality investment portfolio including securities of U.S. government entities and mortgage-backed securities. The Company believes that the securities have very little risk of default. At June 30, 2000, 100% of the securities held in the Company's investment portfolio were classified available for sale and were rated "A" or better (with a majority rated triple "A"). A rating of "A" or better means that the bonds are of "upper medium grade, with strong ability to repay, possibly with some susceptibility to adverse economic conditions or changing circumstances." Ratings are assigned by independent rating agencies and are subject to the accuracy of reported information concerning the issuers and the subjective judgment and analysis of the rating agencies. They are not a guarantee of collectibility.

         The following table sets forth information regarding the composition of the investment portfolio for June 30, 2000 and 1999 (amounts in thousands).

                              INVESTMENT PORTFOLIO

                                                             June 30,
                                               --------------------------------
                                                 2000                   1999
                                                 ----                   ----
                                               (amount in thousands)

Securities of other U.S. Government             16,163                  4,502
  agencies and corporations                     ======                  =====

         LOANS RECEIVABLE. The Company maintains a high quality portfolio of real estate, commercial and consumer loans. All loans are reviewed and approved by the Company's loan committee, which ensures that loans comply with applicable credit standards. In most cases, the Company requires collateral from the borrower. The type and amount of collateral varies but may include residential or commercial real estate, deposits held by financial institutions, U.S. Treasury securities, other marketable securities and personal property. Collateral values are monitored to ensure that they are maintained at proper levels.

         As of June 30, 2000, approximately 73% of all the Company's loans were real estate loans secured by real estate in Central Florida. This level of concentration could present a potential credit risk to the Company because the ultimate collectibility of these loans is susceptible to adverse changes in real estate market conditions in this market. The Company has addressed this risk by limiting most loans to a maximum of 70% of the appraised value of the underlying real estate and maximum amortization schedules of 20 years.

         The following table divides the Company's loan portfolio into four categories. Most of the loans are short-term and may be renewed or rolled over at maturity. At that time, the Company undertakes a complete review of the borrower's credit worthiness and the value of any collateral. If these items are satisfactory, the Company will generally renew the loan at prevailing interest rates.

                                 TYPES OF LOANS

                                                           June 30,
                                            -----------------------------------
                                               2000                   1999
                                               ----                   ----
                                                 (amounts in thousands)

Commercial, financial and agriculture           $  24,595               4,320

Real estate - construction                         32,797               3,648

Commercial real estate - mortgage                  34,490              10,637

Residential real estate - mortgage                  8,226               4,498

Installment loans                                   4,009                 508

Overdrafts                                              8                  --
                                                ---------              ------

        Gross loans                               104,125              23,611


Less:
Allowance for loan losses                         (1,042)                (195)

Deferred fees and other discounts                   (519)                  --
                                                --------               ------

        Total loans                             $ 102,564              23,416
                                                =========              ======

         COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS. The Company makes commercial, financial and agricultural loans to businesses located in Central Florida. The credit risk associated with business lending is influenced by general economic conditions, the deterioration in a borrower's capital position resulting in increasing debt to equity ratios, deterioration in a borrower's cash position resulting in a liquidity problem, and decreasing revenues due to inefficient operations of the borrower. These loans are generally secured by corporate assets, marketable securities or other liquid financial instruments. These loans totaled approximately $24.6 million at June 30, 2000, and $4.3 million at June 30, 1999.

         REAL ESTATE CONSTRUCTION LOANS. The Company makes real estate construction loans from time to time for real estate projects located in Central Florida. The Company generally requires security in the form of a mortgage on the underlying real property and the improvements constructed thereon and personal guarantees. It attempts to limit its credit exposure to 75% of the appraised value of the underlying real property. On June 30, 2000, construction loans totaled $32.8 million. Risks associated with construction loans include variations from vacancy projections, delays in construction, environmental factors, reliability of subcontractors and timing and reliability of inspections, and costs overruns.

         COMMERCIAL REAL ESTATE MORTGAGE LOANS. The Company makes real estate loans secured by commercial real estate, including loans to acquire or refinance office buildings, warehouses and apartments. At June 30, 2000 the loans totaled $34.5 million or 33.1% of total loans compared with $10.6 million or 45.1% of total loans at June 30, 1999. Most of these loans have a maturity of five years or less. Almost all of these loans are secured by real property located in Central Florida. These loans generally require a loan-to-collateral value of not more than 75%. Risks associated with commercial real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

         RESIDENTIAL REAL ESTATE MORTGAGE LOANS. Residential real estate mortgage loans totaled $8.2 million, or 7.9% of total loans at June 30, 2000, compared with $4.5 million, or 19.1% at June 30, 1999. Residential real estate mortgage loans are predominately adjustable rate home mortgages which generally require a loan-to-collateral value of not more than 90% and equity credit lines which generally limit the loan-to-collateral value to not more than 90%. Most loans have a maximum term of five to seven years. Almost all of the residential real estate mortgage loans are secured by homes in Central Florida. Risks associated with residential real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

         INSTALLMENT LOANS. The Company offers consumer loans and personal and secured loans. The security for these loans ordinarily consists of automobiles, consumer goods, marketable securities, certificates of deposit and similar items. These loans totaled approximately $4.0 million, or 3.9% of total loans, on June 30, 2000, compared with $0.5 million, or 0.2% of total loans, on June 30, 1999. Risks associated with installment loans include loss of employment of borrowers, declines in the financial condition of borrowers resulting in delinquencies, and rapid depreciation of loan collateral.

         COMMITMENTS. Legally binding commitments to extend credit and letters of credit totaled $42,764,000 at June 30, 2000.

NON-PERFORMING ASSETS AND PAST DUE LOANS

         Non-performing assets consist of non-accrual loans and residential and commercial properties acquired in partial or total satisfaction of problem loans which are known as "other real estate owned" or "OREO." Past due loans are loans that are delinquent 30 days or more which are still accruing interest.

         Maintaining a low level of non-performing assets is important to the ongoing success of any financial institution. The Company's credit review and approval process is critical to the Company's ability to minimize non-performing assets on a long term basis. In addition to the negative impact on interest income, non-performing assets also increase operating costs due to the expense of collection efforts. It is the Company's policy to place all loans which are past due 90 days or more on non-accrual status, subject to exceptions made on a case by case basis.

         The following table presents the Company's non-performing assets and past due loans for 2000 and 1999.

                 NON-PERFORMING ASSETS AND 90 DAY PAST DUE LOANS

                                                           JUNE 30,
                                                  ----------------------------
                                                      2000                1999
                                                      ----                ----
                                                      (amounts in thousands)
Nonaccrual loans                                         --                --

OREO, net                                                --                --
                                                  ---------              ----

Total nonperforming assets                               --                --
                                                  =========              ====

Accruing loans past due                           $ 541,000                --
   90 days                                        =========              ====

         Of the total loan portfolio of $102.6 million at June 30, 2000, $541,000 or .52%, was non-performing or past due 90 days, representing an increase of $541,000 from June 30, 1999. Non-performing loans at June 30, 2000 consisted of commercial and residential real estate loans.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

         The Company evaluates the adequacy of its allowance for loan losses as part of its ongoing credit review and approval process. The review process is intended to identify, as early as possible, customers who may be facing financial difficulties. Once identified, the extent of the client's financial difficulty is carefully monitored by the Company's loan review officer, who recommends to the directors loan committee the portion of any credit that needs a specific reserve allocation or should be charged off. Other factors considered by the loan committee in evaluating the adequacy of the allowance include overall loan volume, historical net loan loss experience, the level and composition of non-accrual and past due loans, local economic conditions, and value of any collateral. From time to time, specific amounts of the reserve are designated for certain loans in connection with the loan committee's review officer's analysis of the adequacy of the allowance for loan losses.

         While the largest portion of this allowance is typically intended to cover specific loan losses, it is considered a general reserve which is available for all credit-related purposes. The allowance is not a precise amount, but is derived based upon the above factors and represents management's best estimate of the amount necessary to adequately cover probable losses from current credit exposures. The provision for loan losses is a charge against current earnings and is determined by management as the amount needed to maintain an adequate allowance.

         The overall credit quality of the loan portfolio is good as evidenced by the Company's lack of any nonperforming loans. Management relied on these factors, as well as its assessment of the financial condition of specific clients facing financial difficulties, in deciding to increase the allowance for loan losses to $1,042,000 at June 30, 2000, from $621,000 at December 31, 1999 and $195,000 at June 30, 1999.

FINANCIAL CONDITION

         The Company's goal is to maintain a high quality and liquid balance sheet. The Company seeks to achieve this objective through increases in collateralized loans, a strong portfolio of real estate loans and a stable portfolio of investment securities of high quality.

         SECURITIES AVAILABLE FOR SALE. On June 30, 2000, securities available for sale were $16.2 million or 12.92% of total earning assets. The Company's management strategy for its investment account is to maintain a very high quality portfolio. The investment portfolio, all of which has been classified as available for sale, increased 260.0% from $4.5 million in the second quarter of 1999 to $16.2 million in the second quarter of 2000.

         LOANS RECEIVABLE. Loans receivable were $102.6 million as of June 30, 2000, compared to $23.4 million as of June 30, 1999. See "Asset Quality and Credit Risk -- Loans," above.

         INTEREST-BEARING LIABILITIES. Interest-bearing liabilities consist solely of deposits. Total interest-bearing liabilities were $106.5 million at June 30, 2000, up from $19.2 million in 1999. Money market deposits increased $8.5 million or 87.2% to $18.3 million. Savings and NOW deposits increased $9.0 million or 198.0% compared to 1999. There was a significant increase in time deposits of $69.8 million or 1437% compared to 1999. The increase in time deposits was due to loan demand and growth.

LIQUIDITY AND RATE SENSITIVITY

        The principal functions of asset and liability management are to provide for adequate liquidity, to manage interest rate exposure by maintaining a prudent relationship between rate sensitive assets and liabilities and to manage the size and composition of the balance sheet so as to maximize net interest income.

        Liquidity is the ability to provide funds at minimal cost to meet fluctuating deposit withdrawals or loan demand. These demands are met by maturing assets and the capacity to raise funds from internal and external sources. The Company primarily utilizes cash, federal funds sold and securities available for sale to meet its liquidity needs. Although not utilized in managing daily liquidity needs, the sale of investment securities provides a secondary source of liquidity.

         Fluctuating interest rates, increased competition and changes in the regulatory environment continue to significantly affect the importance of interest-rate sensitivity management. Rate sensitivity arises when interest rates on assets change in a different period of time or a different proportion than that of interest rates on liabilities. The primary objective of interest-rate sensitivity management is to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates.

         Regular monitoring of assets and liabilities that are rate sensitive within 30 days, 90 days, 180 days and one year is an integral part of the Company's rate-sensitivity management process. It is the Company's policy to maintain a reasonable balance of rate-sensitive assets and liabilities on a cumulative one year basis, thus minimizing net interest income exposure to changes in interest rates. The Company's sensitivity position at June 30, 2000 was such that net interest income would decline modestly if there were an increase in short-term interest rates.

         The Company monitors the interest rate risk sensitivity with traditional gap measurements. The gap table has certain limitations in its ability to accurately portray interest sensitivity; however, it does provide a static reading of the Company's interest rate risk exposure.

         As of June 30, 2000, the Company was liability sensitive (interest sensitive liabilities subject to repricing exceeded interest sensitive assets subject to repricing) on a 365-day basis to the extent of $32.1 million. This negative gap at June 30, 2000 was 23.3% of total assets compared with 12.6% at June 30, 1999. The primary cause for the increase in the negative gap was the increase in the amount of interest sensitive deposits maturing within one year, from $16.6 million in 1999 to $101.1 million in 2000 versus a smaller increase in the amount of interest sensitive assets maturing within one year, from $11.9 million in 1999 to $69.0 million in 2000.

         While the absolute level of gap is a measurement of interest rate risk, the quality of the assets and liabilities in the balance sheet must be analyzed in order to understand the degree of interest rate risk taken by the Company. The Company does not invest in any derivative products in order to manage or hedge its interest rate risk.

CAPITAL

         One of management's primary objectives is to maintain a strong capital position to merit the confidence of customers, bank regulators and stockholders. A strong capital position helps the Company withstand unforeseen adverse developments and take advantage of attractive lending and investment opportunities when they arise.

         The Company's tier one capital was 9.98% and the total capital was 10.83% of risk-based assets at June 30, 2000. These risk-based capital ratios are well in excess of the minimum requirements of 4% for tier one and 8% for total risk-based capital ratios. All of these capital ratios decreased during the second quarter of 2000 as equity capital decreased by (.8)% and assets increased by 64.0%. The Company's leverage ratio (tier one capital to total average quarterly assets) of 9.42% at June 30, 2000, is also in excess of the minimum 4% requirement.

         The Company expects to increase its capital as a result of the offering of its common stock, which commenced in July 2000. See Part II - Item 2 for additional information on this offering.

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On July 17, 2000, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form SB-2 (File No. 333-35548). This Registration Statement covers the Company's offering of up to 1,050,000 shares of the Company's common stock at a price of $16.50 per share, or a total of $17,325,000.

         Prior to the suspension of the offering, the Company had received and accepted subscriptions for a total of $11,125,851 from subscribers in the offering. The Company deposited all amounts received from subscribers into one of two escrow accounts, as designated by each subscriber. The Company established the first escrow account for the purpose of capitalizing its proposed new bank, Southern Community Bank of Southwest Florida. The Company established its second escrow account for the principal purpose of providing additional working capital for its existing bank, Southern Community Bank.

         In August 2000, the escrow agent released to the Company $3,300,000 from the second escrow account. As a result, the Company issued 200,000 shares of common stock to subscribers whose funds were released. The Company contributed $3,200,000 of this amount to Southern Community Bank, and retained $100,000 to cover anticipated expenses of the offering. The net proceeds received by Southern Community Bank were utilized to purchase marketable securities, which were then used to fund loans and operating expenses.

         In September 2000, the Company suspended the offering as a result of the possible merger of the Company with Peninsula Bancorp Inc., which is described in Item 5 below. The Company intends to amend the Registration Statement in order to include appropriate information regarding the possible merger with Peninsula and to update the information contained in the Registration Statement. The Company intends to recommence the offering following the amendment of the Registration Statement. As part of the amendment, the Company intends to offer all subscribers whose funds are still held in escrow the opportunity to rescind their subscriptions. At the present time, the escrow agent for the offering is holding $7,825,851 in subscription proceeds in the first escrow account. The Company has closed the second escrow account.

         Through September 30, 2000, the amount of expenses incurred for the Company's account in connection with the issuance and distribution of the common stock was $30,943. No portion of such expenses represented direct or indirect payments to directors or officers of the Company or their associates or to persons owning ten percent (10%) or more of any class of the equity securities of the Company or any affiliates of the Company. The net proceeds received by the Company after the payment of such expenses equaled $3,269,057.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On April 27, 2000, the Company held its annual meeting of shareholders. The purpose of the annual meeting was to elect persons to serve as directors of the Company for the ensuing year and until their successors have been duly elected and qualified. The following persons, all of whom were serving as directors of the Company prior to the annual meeting, were re-elected to serve as directors of the Company: Charlie W. Brinkley, Jr.; John G. Squires; Patrick
J. Armstrong; Richard M. Dunn; Jennings L. Hurt, III; Eugene M. Pascarella; Jon
C. Peterson; John K. Ritenour; and Stanley H. Sandefur. The number of votes cast for each director was 721,187 votes. There were no votes cast against any of the directors. There were 169,111 shares that did not vote at the annual meeting.

ITEM 5.  OTHER INFORMATION.

         On September 22, 2000, the Company entered into a letter of intent with Peninsula Bancorp, Inc. ("Peninsula"), with respect to the possible merger of the Company and Peninsula. Peninsula is the parent company of Peninsula Bank of Central Florida, a state bank with offices in Volusia County, Florida. The letter of intent provides that the Company will issue shares of its common stock to the shareholders of Peninsula upon the consummation of the merger. On the effective date of the merger, each share of Peninsula common stock will be converted into .625 shares of the common stock of the Company. This transaction is subject to the negotiation and execution of a definitive merger agreement, due diligence investigators by each party, regulatory approvals and the approval by the shareholders of Peninsula. This matter is also discussed in the Company's Report on Form 8-K filed on October 2, 2000.

ITEM 6.  EXHIBITS.

         (a)      Exhibits.
                  ---------
                  Exhibit No.       Description
                  -----------       -----------
                  27                Financial Data Schedule for the period ended
                                    June 30, 2000

         (b)      Reports on Form 8-K.
                  --------------------
                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SOUTHERN COMMUNITY BANCORP
                                    ------------------------------------
                                            (Registrant)


Date: October 18, 2000              /s/ Charlie W. Brinkley, Jr.
                                    ------------------------------------
                                          Charlie W. Brinkley, Jr.
                                    Chairman of the Board of Directors
                                       and Chief Executive Officer
                                       (Principal Executive Officer)

Date: October 18, 2000              /s/ Stephen R. Jeuck
                                    -------------------------------------
                                              Stephen R. Jeuck
                                    Chief Financial Officer and Secretary
                                     (Principal Financial and Principal
                                             Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
   27             Financial Data Schedule for the period ended June 30, 2000 (for SEC use only)