Form 10QSB
period 2000-09-30
SOUTHERN COMMUNITY BANCORP
filed 2000-10-20
CIK 1110544

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to _______________

                         COMMISSION FILE NO. 333-35548

                           SOUTHERN COMMUNITY BANCORP
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

             FLORIDA                                           59-3619325
 -------------------------------                            ----------------
 (State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

                250 NORTH ORANGE AVENUE, ORLANDO, FLORIDA 32801
       -----------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (407) 649-1844
       -----------------------------------------------------------------
                (Issuer's telephone number, including area code)

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

                           SOUTHERN COMMUNITY BANCORP

                                  FORM 10-QSB
                               September 30, 2000

                                     INDEX

                                                                                                        PAGE NO.
                                                                                                        --------
PART I:           FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited).........................................   3

                  Condensed Consolidated Balance Sheets -
                  September 30, 2000 and 1999 (unaudited) and December 31, 1999...........................  4, 5

                  Condensed Consolidated Statements of Operations (Unaudited) -
                  Three Months Ended September 30, 2000 and 1999..........................................  6
                  Nine Months Ended September 30, 2000 and 1999...........................................  7

                  Condensed Consolidated Statements of Cash Flows (Unaudited) -
                  Nine Months Ended September 30, 2000 and 1999...........................................  8

                  Condensed Consolidated Statement of Changes in Stockholders'
                  Equity (unaudited) for the Nine Months Ended September 30, 2000.........................  9

                  Notes to Condensed Consolidated Financial Statements (Unaudited)........................ 10

                  Review by Independent Certified Public Accountants...................................... 12

                  Report on Review by Independent Certified Public Accountants............................ 13

Item 2.  Management's Discussion and Analysis............................................................. 14

PART II:  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds......................................................... 23

Item 5. Other Information................................................................................. 23

Item 6. Exhibits and Reports on Form 8-K.................................................................. 24

Signatures................................................................................................ 25

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARY

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                      At September 30,
                                                                       -----------------------------------------------
                                                                                 2000                    1999
                                                                                 ----                    ----
                  ASSETS

         Cash and due from banks                                            $   5,746,307              2,785,082
         Federal funds sold                                                    10,679,000              9,912,000
                                                                            -------------          -------------
                           Cash and cash equivalents                           16,425,307             12,697,082

         Securities available for sale                                         17,894,625             10,351,356
         Loans receivable, net of allowance for loan losses of
                  $1,460,983 in 2000 and $380,000 in 1999                     128,707,874             42,398,493
         Accrued interest receivable                                              953,549                306,961
         Federal Home Loan Bank stock, at cost                                    212,400                     --
         Premises and equipment, net                                            7,886,816              4,334,181
         Deferred income tax asset                                                729,096                564,975
         Other assets                                                           2,776,976                144,440
                                                                            -------------          -------------
                           Total assets                                     $ 175,586,643             70,797,488
                                                                            =============          =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

         Liabilities:
                  Noninterest-bearing demand deposits                       $  19,478,754              7,354,344
                  Money-market deposits                                        19,401,005             17,072,578
                  Savings and NOW deposits                                     29,866,616              5,423,918
                  Time deposits                                                88,688,636             27,626,535
                                                                            -------------          -------------
                           Total deposits                                     157,435,011             57,477,375

                  Official checks                                               1,385,520                766,741
                  Accrued interest payable and other liabilities                1,533,606                283,613
                                                                            -------------          -------------

                           Total liabilities                                  160,354,137             58,527,729
                                                                            -------------          -------------

         Stockholders' equity:
                  Common stock, $1 par value, 10,000,000 shares
                           authorized, 1,090,408 and 884,425 shares
                           issued and outstanding in 2000 and 1999              1,090,408                884,425
                  Additional paid-in capital                                   15,465,712             12,381,950
                  Accumulated deficit                                          (1,215,875)            (1,010,662)
                  Accumulated other comprehensive income (loss)                  (107,739)                14,046
                                                                            -------------          -------------

                           Total stockholders' equity                          15,232,506             12,269,759
                                                                            -------------          -------------
                           Total liabilities and stockholders' equity       $ 175,586,643             70,797,488
                                                                            =============          =============

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                At December 31,
                                                                             --------------------
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
                                                                                 ============

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARY

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                            Three Months Ended
                                                                              September 30,
                                                                      ---------------------------------
                                                                          2000                 1999
                                                                      -----------          -----------
         Interest income:
                Loans receivable                                      $ 3,027,855              768,704
                Securities available for sale                             320,750              125,291
                Other interest-earning assets                              50,682               70,519
                                                                      -----------          -----------
                      Total interest income                             3,399,287              964,514
                                                                      -----------          -----------

         Interest expense:
                Deposits                                                1,714,407              363,962
                Other borrowings                                            9,177                   --
                                                                      -----------          -----------
                      Total interest expense                            1,723,584              363,962
                                                                      -----------          -----------
         Net interest income                                            1,675,703              600,552

                Provision for loan losses                                 418,983              185,000
                                                                      -----------          -----------
         Net interest income after provision for loan losses            1,256,720              415,552
                                                                      -----------          -----------

         Noninterest income:

                Service charges on deposit accounts                        76,606               16,404
                Other service charges and fees                            180,059               29,980
                Gain on sale of securities available for sale               9,477                   --
                                                                      -----------          -----------
                      Total noninterest income                            266,142               46,384
                                                                      -----------          -----------

         Noninterest expense:
                Salaries and employee benefits                            505,348              355,641
                Organizational/preopening expense                         541,976                   --
                Occupancy and equipment expense                           244,708              215,714
                Data processing                                            79,486               40,438
                Printing and office supplies                               55,430               29,543
                Marketing and advertising                                  60,616               59,593
                Professional fees                                          61,426               30,909
                Telephone                                                  24,509               23,711
                Travel and entertainment                                   32,064               11,471
                Other                                                      70,212               94,762
                                                                      -----------          -----------
                      Total noninterest expense                         1,675,775              861,782
                                                                      -----------          -----------
         Loss before income tax benefit                                  (152,913)            (399,846)

                Income tax benefit                                        (46,377)            (147,151)
                                                                      -----------          -----------
         Net loss                                                     $  (106,536)            (252,695)
                                                                      ===========          ===========
         Basic and diluted loss per share                             $      (.12)                (.29)
                                                                      ===========          ===========
         Weighted-average number of common shares outstanding             890,308              860,613
                                                                      ===========          ===========



                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARY

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                       ------------------------------
                                                                           2000               1999
                                                                       ----------         ----------
         Interest income:
                Loans receivable                                       $6,929,085          1,510,329
                Securities available for sale                             826,898            199,629
                Other interest-earning assets                             319,174            245,575
                                                                       ----------         ----------
                      Total interest income                             8,075,157          1,955,533
                                                                       ----------         ----------

         Interest expense:
                Deposits                                                4,046,229            567,915
                Other borrowings                                           52,036                 --
                                                                       ----------         ----------
                      Total interest expense                            4,098,265            567,915
                                                                       ----------         ----------

         Net interest income                                            3,976,892          1,387,618

                Provision for loan losses                                 839,983            368,000
                                                                       ----------         ----------
         Net interest income after provision for loan losses            3,136,909          1,019,618
                                                                       ----------         ----------

         Noninterest income:
                Service charges on deposit accounts                       188,653             22,525
                Other service charges and fees                            283,300             40,859
                Gain on sale of securities available for sale               9,477                 --
                                                                       ----------         ----------
                      Total noninterest income                            481,430             63,384
                                                                       ----------         ----------

         Noninterest expense:
                Salaries and employee benefits                          1,411,040          1,080,059
                Organizational/preopening expense                         541,976                 --
                Occupancy and equipment expense                           689,176            484,737
                Data processing                                           198,347             74,770
                Printing and office supplies                              121,725            122,345
                Marketing and advertising                                 150,260            121,389
                Professional fees                                         110,180             90,805
                Telephone                                                  64,881             51,368
                Travel and entertainment                                   70,330             31,978
                Other                                                     244,766            185,844
                                                                       ----------         ----------
                      Total noninterest expense                         3,602,681          2,243,295
                                                                       ----------         ----------
         Earnings (loss) before income tax provision (benefit)             15,658         (1,160,293)

                Income tax provision (benefit)                              5,872           (433,307)
                                                                       ----------         ----------
         Net earnings (loss)                                           $    9,786           (726,986)
                                                                       ==========         ==========
         Basic and diluted earnings (loss) per share                   $      .01               (.85)
                                                                       ==========         ==========
         Weighted-average number of common shares outstanding             889,975            859,800
                                                                       ==========         ==========


                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARY

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                    ----------------------------------
                                                                                         2000               1999
                                                                                    ------------       ------------
Cash flows from operating activities:
      Net earnings (loss)                                                           $      9,786           (726,986)
      Adjustments to reconcile net earnings (loss) to net cash
        provided by (used in) operating activities:
            Provision for loan losses                                                    839,983            368,000
            Depreciation and amortization                                                142,061            108,237
            Gain on sale of securities available for sale                                 (9,477)                --
            Deferred income taxes                                                          5,872           (433,307)
            Accretion of discounts on securities                                          (6,242)            (4,866)
            Common stock issued as compensation                                            3,750                 --
            Increase in accrued interest receivable                                     (399,513)          (275,900)
            Increase in other assets                                                  (2,688,280)           (27,699)
            Increase (decrease) in official checks                                       723,283           (268,644)
            Increase in accrued interest payable and other liabilities                 1,233,153            218,871
                                                                                    ------------       ------------
                Net cash used in operating activities                                   (145,624)        (1,042,294)
                                                                                    ------------       ------------
Cash flows from investing activities:
      Repayments of securities available for sale                                        143,692            153,000
      Purchases of securities available for sale                                      (8,308,616)       (10,469,080)
      Sale of securities available for sale                                            2,454,585                 --
      Net increase in loans                                                          (68,185,284)       (41,563,888)
      Purchases of premises and equipment                                             (3,711,110)        (2,592,346)
                                                                                    ------------       ------------
                Net cash used in investing activities                                (77,607,733)       (54,472,314)
                                                                                    ------------       ------------
Cash flows from financing activities:
      Net increase in deposits                                                        92,372,020         54,203,770
      Net decrease in Federal funds purchased                                         (6,000,000)                --
      Proceeds from issuance of common stock                                           3,385,995            750,000
      Common stock offering costs                                                       (100,000)                --
                                                                                    ------------       ------------
                Net cash provided by financing activities                             89,658,015         54,953,770
                                                                                    ------------       ------------
Net increase (decrease) in cash and cash equivalents                                  11,905,658           (560,838)

Cash and cash equivalents at beginning of period                                       4,519,649         13,257,920
                                                                                    ------------       ------------
Cash and cash equivalents at end of period                                          $ 16,425,307         12,697,082
                                                                                    ============       ============

Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest                                                                    $  3,914,500            482,389
                                                                                    ============       ============
        Income taxes                                                                $         --                 --
                                                                                    ============       ============

      Noncash investing activities -
        Change in accumulated other comprehensive income
        (loss), unrealized loss on securities available for sale, net
        of tax                                                                      $     94,488             14,046
                                                                                    ============       ============


                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)


                                                                                           ACCUMULATED
                                                                                              OTHER
                                                                                             COMPRE-
                                                          ADDITIONAL                         HENSIVE            TOTAL
                                                COMMON      PAID-IN       ACCUMULATED         INCOME        STOCKHOLDERS'
                                                STOCK       CAPITAL         DEFICIT           (LOSS)           EQUITY
                                                -----     -----------     ------------     ------------     --------------
Balance at December 31, 1999                  $  884,425     12,381,950     (1,225,661)       (202,227)     11,838,487
                                                                                                            ----------
Comprehensive income (loss):
    Net earnings for the period
    (unaudited)                                       --             --          9,786              --           9,786

    Net change in unrealized loss on
       securities available for sale, net
       of tax (unaudited)                             --             --             --          94,488          94,488
                                                                                                            ----------

    Comprehensive income (loss)
    (unaudited)                                                                                                104,274

Stock issued to officer as compensation
    (250 shares) (unaudited)                         250          3,500             --              --           3,750

Sale of common stock in connection
    with 401(k) Profit Sharing Plan
    (4,747 shares) (unaudited)                     4,747         66,458             --              --          71,205

Sale of common stock in connection
    with Employee Stock Purchase
    Plan (986 shares) (unaudited)                    986         13,804             --              --          14,790

Proceeds from common stock offering
    (200,000 shares), net of offering
    costs (unaudited)                            200,000      3,000,000             --              --       3,200,000
                                              ----------     ----------     ----------      ----------      ----------
Balance at September 30, 2000                 $1,090,408     15,465,712     (1,215,875)       (107,739)     15,232,506
                                              ==========     ==========     ==========      ==========      ==========

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL. In the opinion of the management of Southern Community Bancorp, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2000 and 1999, the results of operations for the three-month and nine-month periods then ended and statement of cash flows for the nine-month period then ended. The results of operations and other data for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

         The Holding Company's only business activity is the operation of the Bank. The Bank is a state (Florida) chartered commercial bank. The Bank offers a variety of financial services to individual and corporate customers through its four banking offices located in Orange and Seminole Counties, Florida. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") through the Bank Insurance Fund ("BIF"). The Insurance Agency was formed in 2000 as a wholly-owned subsidiary of the Bank. The Insurance Agency refers customers of the Bank to certain insurance agencies for the purchase of insurance products.

2. LOAN IMPAIRMENT AND LOSSES. The average net investment in collateral dependent impaired loans and interest income recognized and received on these loans is as follows:


                                                             Nine Months Ended
                                                               September 30,
                                                           ---------------------
                                                             2000         1999
                                                           --------     --------
         Gross loans with no related allowance, at
                 end of period                             $146,000         --
                                                           ========       ====
         Average net investment in impaired loans          $ 49,000         --
                                                           ========       ====
         Interest income recognized on impaired loans      $  8,000         --
                                                           ========       ====
         Interest income received on impaired loans        $  8,000         --
                                                           ========       ====


         An analysis of the change in the allowance for loan losses was as follows:

                                                        Nine Months Ended
                                                          September 30,
                                                    -------------------------
                                                        2000           1999
                                                    ----------     ----------

         Balance at beginning of period             $  621,000         12,000
         Provision charged to earnings                 839,983        368,000
                                                    ----------     ----------
         Balance at end of period                   $1,460,983        380,000
                                                    ==========     ==========

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARY

3. EARNINGS (LOSS) PER SHARE . Earnings (loss) per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three and nine months ended September 30, 2000 and 1999 outstanding stock options are not considered dilutive securities for purposes of calculating diluted earnings (loss) per share.

4. REGULATORY CAPITAL. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2000 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                             REGULATORY
                                                            ACTUAL           REQUIREMENT
                                                            ------           -----------
Total capital to risk-weighted assets                       10.79%               8.00%
Tier I capital to risk-weighted assets                       9.88%               4.00%
Tier I capital to total assets - leverage ratio             10.36%               4.00%



5. OTHER EVENTS. The Company purchased two parcels of land for future branch sites in the Bonita Springs, Florida area for approximately $1.9 million during the nine months ended September 30, 2000.

         In September 2000, the Company entered into a contract for the purchase of a branch location located in Southwest Florida for a purchase price of $1,550,000. The transaction is expected to close in November 2000.

         On September 22, 2000, the Holding Company entered into a letter of intent with Peninsula Bancorp, Inc., ("Peninsula") with respect to the possible merger of the Holding Company and Peninsula. Peninsula is the parent company of Peninsula Bank of Central Florida, a state bank with two offices in Volusia County, Florida. The letter of intent provides that the Holding Company will issue shares of its common stock to the shareholders of Peninsula upon the consummation of the merger. On the effective date of the merger, each share of Peninsula common stock will be converted into .625 shares of the common stock of the Holding Company. This transaction is subject to the negotiation and execution of a definitive merger agreement, due diligence by each party, regulatory approvals and the approval by the shareholders of Peninsula. The Holding Company intends to account for this transaction using the purchase method of accounting.

6. ORGANIZATIONAL EXPENSE. In connection with the organization of Southern Community Bank of Southwest Florida, the Company agreed to reimburse the organizers for all costs incurred prior to the commencement of banking operations. Such amounts total $541,976 as of September 30, 2000 and the Company intends to treat the amount, net of income taxes as a capital contribution to Southern Community Bank of Southwest Florida when banking operations commence. Total organizational expenses are not expected to exceed $700,000.

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARY

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

         Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 2000 and 1999 and for the three- and nine-month periods ended September 30, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

         Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Southern Community Bancorp
Orlando, Florida:

    We have reviewed the accompanying condensed consolidated balance sheets of Southern Community Bancorp and Subsidiary (the "Company") as of September 30, 2000 and 1999, and the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2000 and 1999, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999, and the related condensed consolidated statement of stockholders' equity for the nine-month period ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

          The Company's consolidated net loss for the third quarter of 2000 was $106,536, compared to a net loss of $252,695 for the same period in 1999. Net loss per common share was $.12 in 2000 and $.29 in 1999.

          NET INTEREST INCOME. Net interest income is defined as the total of interest income on earning assets less interest expense on deposits and other interest-bearing liabilities. Earning assets, which consist of loans, investment securities and federal funds sold are financed by a large base of interest-bearing funds in the form of money market, NOW, savings and time deposits. Earning assets are also funded by the net amount of non-interest related funds, which consist of non-interest bearing demand deposits, the allowance for loan losses and stockholders' equity, reduced by non-interest bearing assets such as cash and due from banks, and premises and equipment.

          Net interest income is primarily affected by changes in the amounts and types of earning assets, interest-bearing funds and net non-interest related funds, as well as their relative sensitivity to interest rate movements.

          Net interest income for the third quarter of 2000 was $1,676,000, up 178.9% from $601,000 in 1999. Interest income from earning assets increased from $965,000 in the third quarter of 1999 to $3,399,000 in the third quarter of 2000. This increase was due to an increase in the average balance of loans receivable and investments.

          Interest expense on interest bearing liabilities increased from $364,000 in the third quarter of 1999 to $1,724,000 in the third quarter of 2000. This increase was due to an increase in the average balance of deposits.

         NONINTEREST INCOME. Noninterest income in the third quarter of 1999 totaled $46,000, compared with $266,000 in 2000. Customer service charges totaled $77,000 in 2000, up from $16,000 in 1999 due to an increase in the average number of deposit accounts. Other service charges and fees totaled $180,000 in 2000 up from $30,000 in 1999. This increase results primarily from an increase in insurance referral fees as well as overall growth of the Company.

         SECURITIES AVAILABLE FOR SALE. At September 30, 2000, the Company held investment securities with a market value of $17.9 million, which was $165,753 lower than the amortized cost of the portfolio. This difference consisted of gross unrealized gains of $37,588 and $203,341 of gross unrealized losses.

         PROVISION FOR LOAN LOSSES. The provision for loan losses totaled $419,000 in the third quarter of 2000 compared to $185,000 in 1999. See "Allowance and Provision for Loan Losses."

         NONINTEREST EXPENSES. Noninterest expenses for the third quarter of 2000 totaled $1,676,000, which was up 94.0% from $862,000 in 1999. Non-interest expenses are discussed below in more detail.

         Salaries and employee benefits represented 30.2% of total non-interest expenses in 2000. Salaries and employee benefits increased 41.9% to $505,000 in 2000 from $356,000 in 1999. These increases were the result of new employees, salary increases, higher benefit costs and upgrading of personnel.

          Occupancy and equipment expense in 2000 totaled $245,000, up 13.4% from $216,000 in 1999. The increase was due to the opening of one additional banking office during 2000.

          Organizational and preopening expense for the third quarter of 2000 of $541,976 represents costs incurred in connection with the organization of Southern Community Bank of Southwest Florida. The Company agreed to reimburse the organizers of Southern Community Bank of Southwest Florida for costs incurred prior to the commencement of banking operations.

         Other expenses for the third quarter of 2000 totaled $70,000, down 26.3% from $95,000 in 1999.

         INCOME TAX BENEFIT. The income tax benefit totaled $46,000 in 2000 compared with a income tax benefit of $147,000 in 1999.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

         The Company's consolidated net earnings for the first nine months of 2000 was $10,000, compared to a net loss of $727,000 for the same period in 1999. Net earnings (loss) per common share was $.01 in 2000 and $(.85) in 1999.

         Net interest income for the first nine months of 2000 was $4.0 million, up 185.7% from $1.4 million in 1999. Interest income from earning assets increased from $2.0 million in the first nine months of 1999 to $8.1 million in the first nine months of 2000. This increase was due to an increase in average loans receivable and investments.

         Interest expense on interest bearing liabilities increased from $568,000 in the first nine months of 1999 to $4,098,000 in the first nine months of 2000. This increase was primarily due to an increase in the average balance of deposits.

         NONINTEREST INCOME. Noninterest income in the first nine months of 1999 totaled $63,000, compared with $481,000 in 2000. Customer service charges totaled $189,000 in 2000, up from $23,000 in 1999 due to an increase in the number of deposit accounts. Other service charges and fees totaled $283,000 in 2000, up from $41,000 in 1999. This increase results from an increase in insurance referral fees as well as overall growth of the Company.

         PROVISION FOR LOAN LOSSES. The provision for loan losses totaled $840,000 in the first nine months of 2000 compared to $368,000 in 1999. See "Allowance and Provision for Loan Losses."

         NONINTEREST EXPENSES. Noninterest expenses for the first nine months of 2000 totaled $3.6 million, which was up 63.6% from $2.2 million in 1999. Non-interest expenses are discussed below in more detail.

         Salaries and employee benefits represented 40.0% of total non-interest expenses in 2000. Salaries and employee benefits increased 27.3% to $1.4 million in 2000 from $1.1 million in 1999. These increases were the result of new employees, salary increases, higher benefit costs and upgrading of personnel.

         Occupancy and equipment expense in 2000 totaled $689,000, up 42.1% from $485,000 in 1999. The increase was due to the opening of one additional banking office during the first nine months of 2000 as well as the impact of three banking offices which were opened throughout the first nine months of 1999.

         Organizational and preopening expense for the third quarter of 2000 of $541,976 represents costs incurred in connection with the organization of Southern Community Bank of Southwest Florida. The Company agreed to reimburse the organizers of Southern Community Bank of Southwest Florida for costs incurred prior to the commencement of banking operations.

         Other expenses for the first nine months of 2000 totaled $245,000, up 31.7% from $186,000 in 1999. This category of expenses were impacted by the general growth of the Company.

         PROVISION (BENEFIT) FOR INCOME TAXES. The income tax provision totaled $6,000 in 2000 compared with an income tax benefit of $(433,000) in 1999.

CAPITAL EXPENDITURES

         The Company's capital expenditures are reviewed by its Board of Directors. The Company makes capital expenditures in order to improve its ability to provide quality services to its customers. Capital expenditures for the nine months ended September 30, 2000 equaled $3.7 million compared to $2.6 million in 1999, and were principally related to purchase and construction of new branches.

ASSET QUALITY AND CREDIT RISK

          SECURITIES AVAILABLE FOR SALE. The Company maintains a high quality investment portfolio including securities of U.S. government entities and mortgage-backed securities. The Company believes that the securities have very little risk of default. At September 30, 2000, 100% of the securities held in the Company's investment portfolio were classified available for sale and were rated "A" or better (with a majority rated triple "A"). A rating of "A" or better means that the bonds are of "upper medium grade, with strong ability to repay, possibly with some susceptibility to adverse economic conditions or changing circumstances." Ratings are assigned by independent rating agencies and are subject to the accuracy of reported information concerning the issuers and the subjective judgment and analysis of the rating agencies. They are not a guarantee of collectibility.

          The following table sets forth information regarding the composition of the investment portfolio for September 30, 2000 and 1999 (amounts in thousands).

                              INVESTMENT PORTFOLIO

                                                         SEPTEMBER 30,
                                                  -----------------------------
                                                  2000                    1999
                                                  ----                    ----
                                                      (AMOUNT IN THOUSANDS)

Securities of other U.S. Government
  agencies and corporations                   $ 17,895                 10,351
                                                ======                 ======

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

         As of September 30, 2000, approximately 74.4% of all the Company's loans were real estate loans secured by real estate in Central Florida. This level of concentration could present a potential credit risk to the Company because the ultimate collectibility of these loans is susceptible to adverse changes in real estate market conditions in this market. The Company has addressed this risk by limiting most loans to a maximum of 70% of the appraised value of the underlying real estate and maximum amortization schedules of 20 years.

         The following table divides the Company's loan portfolio into four categories. Most of the loans are short-term and may be renewed or rolled over at maturity. At that time, the Company undertakes a complete review of the borrower's credit worthiness and the value of any collateral. If these items are satisfactory, the Company will generally renew the loan at prevailing interest rates.

                                 TYPES OF LOANS

                                                          SEPTEMBER 30,
                                                   ---------------------------
                                                     2000             1999
                                                     ----             ----
                                                    (AMOUNTS IN THOUSANDS)

         Commercial, financial and agriculture     $  28,996         12,374

         Real estate - construction                   43,835          7,730

         Residential real estate - mortgage            9,419          4,238

         Commercial real estate - mortgage            44,040         17,539

         Installment loans                             4,622            908

         Overdrafts                                        2             11
                                                   ---------      ---------

                  Gross loans                        130,914         42,800


         Less:

         Allowance for loan losses                    (1,461)          (380)

         Deferred fees and other discounts              (745)           (22)
                                                   ---------      ---------

                  Total loans                      $ 128,708         42,398
                                                   =========      =========

         COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS. The Company makes commercial, financial and agricultural loans to businesses located in Central Florida. The credit risk associated with business lending is influenced by general economic conditions, the deterioration in a borrower's capital position resulting in increasing debt to equity ratios, deterioration in a borrower's cash position resulting in a liquidity problem, and decreasing revenues due to inefficient operations of the borrower. These loans are generally secured by corporate assets, marketable securities or other liquid financial instruments. These loans totaled approximately $29.0 million at September 30, 2000, and $12.4 million at September 30, 1999.

         REAL ESTATE CONSTRUCTION LOANS. The Company makes real estate construction loans from time to time for real estate projects located in Central Florida. The Company generally requires security in the form of a mortgage on the underlying real property and the improvements constructed thereon and personal guarantees. It attempts to limit its credit exposure to 75% of the appraised value of the underlying real property. On September 30, 2000 and 1999, construction loans totaled $43.8 million and $7.7 million, respectively. Risks associated with construction loans include variations from vacancy projections, delays in construction, environmental factors, reliability of subcontractors and timing and reliability of inspections, and costs overruns.

         COMMERCIAL REAL ESTATE MORTGAGE LOANS. The Company makes real estate loans secured by commercial real estate, including loans to acquire or refinance office buildings, warehouses and apartments. These loans generally require a loan to value of not more than 75%. Most of these loans have a maturity of five years or less. Almost all of these loans are secured by real property located in Central Florida. These loans totaled $44 million, or 33.8% of total loans at September 30, 2000 compared with $17.5 million or 40.1% of total loans at September 30, 1999. Risks associated with commercial real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

         RESIDENTIAL REAL ESTATE MORTGAGE LOANS. Residential real estate mortgage loans totaled $9.4 million, or 7.2% of total loans at September 30, 2000, compared with $4.2 million, or 9.8% at September 30, 1999. Residential real estate mortgage loans are predominately adjustable rate home mortgages which generally require a loan-to-collateral value of not more than 90% and equity credit lines which generally limit the loan-to-collateral value to not more than 90%. Most loans have a maximum term of five to seven years. Almost all of the residential real estate mortgage loans are secured by homes in Central Florida. Risks associated with residential real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

         INSTALLMENT LOANS. The Company offers consumer loans and personal and secured loans. The security for these loans ordinarily consists of automobiles, consumer goods, marketable securities, certificates of deposit and similar items. These loans totaled approximately $4.6 million, or 3.5% of total loans, on September 30, 2000, compared with $0.9 million, or 2.1% of total loans, on September 30, 1999. Risks associated with installment loans include loss of employment of borrowers, declines in the financial condition of borrowers resulting in delinquencies, and rapid depreciation of loan collateral.

         COMMITMENTS. Legally binding commitments to extend credit and letters of credit totaled $56,163,000 at September 30, 2000.

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

                NON-PERFORMING ASSETS AND 90 DAY PAST DUE LOANS

                                          SEPTEMBER 30,
                                      ----------------------
                                         2000         1999
                                         ----         ----
                                     (AMOUNTS IN THOUSANDS)

         Nonaccrual loans               $146,000        --

         OREO, net                            --        --
                                        --------     -----

         Total nonperforming assets     $146,000        --
                                        ========     =====

         Accruing loans past due
            90 days                     $308,000
                                        ========     =====

         Of the total loan portfolio of $128.7 million at September 30, 2000, $454,000 or .35%, was non-performing or past due 90 days, or an increase of $454,000 from September 30, 1999. Nonperforming loans at September 30, 2000 consisted of commercial and residential real estate loans.

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

          The overall credit quality of the loan portfolio is good as evidenced by the Company's relatively low level of non-performing loans. Management relied on these factors, as well as its assessment of the financial condition of specific clients facing financial difficulties, in deciding to increase the allowance for loan losses to $1,461,000 at September 30, 2000, from $621,000 at December 31, 1999 and $380,000 at September 30, 1999.

FINANCIAL CONDITION

         The Company's goal is to maintain a high quality and liquid balance sheet. The Company seeks to achieve this objective through increases in collateralized loans, a strong portfolio of real estate loans and a stable portfolio of investment securities of high quality.

         SECURITIES AVAILABLE FOR SALE. On September 30, 2000, securities available for sale were $17.9 million or 11.36% of total earning assets. The Company's management strategy for its investment account is to maintain a very high quality portfolio. The investment portfolio, all of which has been classified as available for sale, increased 72.1% from $10.4 million in the third quarter of 1999 to $17.9 million in the third quarter of 2000.

         LOANS RECEIVABLE. Loans receivable were $128.7 million as of September 30, 2000, compared to $42.4 million as of September 30, 1999. See "Asset Quality and Credit Risk -- Loans,"

above.

         INTEREST-BEARING LIABILITIES. Total interest-bearing liabilities were $138.0 million at September 30, 2000, up from $50.1 million in 1999. Money market deposits increased $2.3 million or 14.0% to $19.4 million. Savings and NOW deposits increased $24.4 million or 451% compared to 1999. There was a significant increase in time deposits of $61.0 million or 221% compared to 1999. The increase in time deposits was due to loan demand and growth.

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

         Regular monitoring of assets and liabilities that are rate sensitive within 30 days, 90 days, 180 days and one year is an integral part of the Company's rate-sensitivity management process. It is the Company's policy to maintain a reasonable balance of rate-sensitive assets and liabilities on a cumulative one year basis, thus minimizing net interest income exposure to changes in interest rates. The Company's sensitivity position at September 30, 2000 was such that net interest income would decline modestly if there were an increase in short-term interest rates.

         The Company monitors the interest rate risk sensitivity with traditional gap measurements. The gap table has certain limitations in its ability to accurately portray interest sensitivity; however, it does provide a static reading of the Company's interest rate risk exposure.

         As of September 30, 2000, the Company was liability sensitive (interest sensitive liabilities subject to repricing exceeded interest sensitive assets subject to repricing) on a 365-day basis to the extent of $31.8 million. This negative gap at September 30, 2000 was 18.20% of total assets compared with 23.9% at September 30, 1999.

         While the absolute level of gap is a measurement of interest rate risk, the quality of the assets and liabilities in the balance sheet must be analyzed in order to understand the degree of interest rate risk taken by the Company. The Company does not invest in any derivative products in order to manage or hedge its interest rate risk.

CAPITAL

         One of management's primary objectives is to maintain a strong capital position to merit the confidence of customers, bank regulators and stockholders. A strong capital position helps the Company withstand unforeseen adverse developments and take advantage of attractive lending and investment opportunities when they arise. During the third quarter of 2000, stockholders' equity increased by $2.9 million, or 24.1% as a result of the Company's sale of 200,000 shares.

         The Company's tier one capital was 9.88% and the total capital was 10.79% of risk-based assets at September 30, 2000. These risk-based capital ratios are well in excess of the minimum requirements of 4% for tier one and 8% for total risk-based capital ratios. All of these capital ratios decreased during the third quarter of 2000 compared to the third quarter of 1999 as equity capital increased by 24.1% and assets increased by 148.0%. The Company's leverage ratio (tier one capital to total average quarterly assets) of 10.36% at September 30, 2000, is also in excess of the minimum 4% requirement.

         The Company expects to increase its capital as a result of the offering of its common stock, which commenced in July 2000. See Part II - Item 2 for additional information on this offering.

                                    PART II
                               OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On July 17, 2000, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form SB-2 (File No. 333-35548). This Registration Statement covers the the Company's offering of up to 1,050,000 shares of the Company's common stock at a price of $16.50 per share, or a total of $17,325,000. The Offering was commenced in July 2000 and suspended in September 2000.

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

         In August 2000, the escrow agent released to the Company $3,300,000 from the second escrow account. As a result, the Company issued 200,000 shares of common stock to subscribers whose funds were released. The Company contributed $3,200,000 of this amount to Southern Community Bank and retained $100,000 to cover anticipated expenses of the offering. The net proceeds received by Southern Community Bank were utilized to purchase marketable securities, which were then used to fund loans and operating expenses.

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

         Through September 30, 2000, the amount of expenses paid for the Company's account in connection with the issuance and distribution of the common stock was $30,943. The Company expects the actual expenses incurred to be approximately $100,000. No portion of such expenses represented direct or indirect payments to directors or officers of the Company or their associates or to persons owning ten percent (10%) or more of any class of the equity securities of the Company or any affiliates of the Company. The net proceeds received by the Company after the payment of such expenses equaled $3,269,057.

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

ITEM 6.  EXHIBITS.

         (a)      EXHIBITS.

                  EXHIBIT NO.       DESCRIPTION
                  -----------       -----------

                        10 Purchase and Sale Agreement dated as of September 25, 2000 by and between Bank of America, N.A. and Southern Community Bank

                        27 Financial Data Schedule for the period ended September 30, 2000

         (b)      REPORTS ON FORM 8-K.

                  The Company filed a Form 8-K on October 2, 2000 with respect to its proposed merger with Peninsula Bancorp, Inc. (Item 5).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SOUTHERN COMMUNITY BANCORP
                                     --------------------------------------
                                          (Registrant)

Date: October 18, 2000               /s/ CHARLIE W. BRINKLEY, JR.
                                     --------------------------------------
                                              Charlie W. Brinkley, Jr.
                                     Chairman of the Board of Directors
                                           and Chief Executive Officer
                                           (Principal Executive Officer)

Date: October 18, 2000               /s/ STEPHEN R. JEUCK
                                     --------------------------------------
                                               Stephen R. Jeuck
                                     Chief Financial Officer and Secretary
                                     (Principal Financial and Principal
                                             Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

     10 Purchase and Sale Agreement dated as of September 25, 2000 by and among Bank of America, N.A. and Southern Community Bank


     27                             Financial Data Schedule for the period
                                    ended September 30, 2000