Form 10QSB
period 2001-03-31
SOUTHERN COMMUNITY BANCORP
filed 2001-05-15
CIK 1110544

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to _______________

                          COMMISSION FILE NO. 333-35548

                           SOUTHERN COMMUNITY BANCORP
      ---------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                    FLORIDA                            59-3619325
   ----------------------------------          ---------------------------
    (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                 Identification No.)

                 250 NORTH ORANGE AVENUE, ORLANDO, FLORIDA 32801
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (407) 648-1844
        -----------------------------------------------------------------
                (Issuer's telephone number, including area code)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

As of May 7, 2001, the issuer had 2,391,581 outstanding shares of common stock, par value $1.00 per share.

                           SOUTHERN COMMUNITY BANCORP

                                   FORM 10-QSB
                                 March 31, 2001

                                      INDEX


                                                                                                           PAGE NO.
                                                                                                           --------
PART I:           FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -
                  March 31, 2001 and 2000 (unaudited) and December 31, 2000...................................... 3

                  Condensed Consolidated Statements of Earnings (Unaudited) -
                  Three Months Ended March 31, 2001 and 2000..................................................... 5


                  Condensed Consolidated Statements of Cash Flows (Unaudited) -
                  Three Months Ended March 31, 2001 and 2000..................................................... 6

                  Condensed Consolidated Statement of Stockholders' Equity (Unaudited) -
                  Three Months Ended March 31, 2001.............................................................. 7

                  Notes to Condensed Consolidated Financial Statements (Unaudited)............................... 8

                  Review by Independent Certified Public Accountants............................................ 11

                  Report on Review by Independent Certified Public Accountants.................................. 12

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition................................................................................ 13


PART II:  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds............................................................... 23

Item 4. Submission of Matters to a Vote of Securities Holders................................................... 25

Item 5. Other Information........................................................................................26

Item 6. Exhibits and Reports on Form 8-K.........................................................................26

Signatures...................................................................................................... 27

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                     AT MARCH 31,
                                                                        ---------------------------------------
                                                                            2001                      2000
                                                                        -------------             -------------
         ASSETS

Cash and due from banks                                                 $   5,696,343                 4,096,359
Federal funds sold                                                         54,133,254                19,673,000
                                                                        -------------             -------------

                  Cash and cash equivalents                                59,829,597                23,769,359

Securities available for sale                                              13,062,365                15,572,569
Loans receivable, net of allowance for loan losses of
         $2,278,983 in 2001 and $799,000 in 2000                          178,693,866                78,950,892
Accrued interest receivable                                                 1,069,613                   566,877
Federal Home Loan Bank stock, at cost                                         212,400                   212,400
Premises and equipment, net                                                10,371,340                 6,243,770
Deferred income tax asset                                                     147,585                   831,691
Other assets                                                                2,878,910                   119,078
                                                                        -------------             -------------
                  Total assets                                          $ 266,265,676               126,266,636
                                                                        =============             =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
         Non-interest-bearing demand deposits                           $  23,431,144                14,039,046
         Money-market deposits                                             18,903,842                18,625,829
         Savings and NOW deposits                                          81,252,368                 7,898,241
         Time deposits                                                    112,543,663                70,477,742
                                                                        -------------             -------------
                  Total deposits                                          236,131,017               111,040,858

         Official checks                                                    1,680,592                 2,802,549
         Accrued interest payable and other liabilities                     1,091,176                   537,319
                                                                        -------------             -------------
                  Total liabilities                                       238,902,785               114,380,726
                                                                        -------------             -------------

Stockholders' equity:
         Common stock, $1.00 par value, 10,000,000 shares
                  authorized, 1,769,813 and 890,298 shares
                  issued and outstanding in 2001 and 2000                   1,769,813                   890,298
         Additional paid-in capital                                        25,917,810                12,464,172
         Accumulated deficit                                                 (519,476)               (1,215,103)
         Accumulated other comprehensive income (loss)                        194,744                  (253,457)
                                                                        -------------             -------------
                  Total stockholders' equity                               27,362,891                11,885,910
                                                                        -------------             -------------
                  Total liabilities and stockholders' equity            $ 266,265,676               126,266,636
                                                                        =============             =============


                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                                 AT DECEMBER 31,
                                                                                      2000
                                                                                 -------------
         ASSETS

Cash and due from banks                                                          $  14,562,217
Federal funds sold                                                                  12,751,000
                                                                                 -------------
                  Cash and cash equivalents                                         27,313,217

Securities available for sale                                                       18,745,599
Loans receivable, net of allowance for loan losses of
         $1,794,983X                                                               150,733,879
Accrued interest receivable                                                          1,154,136
Federal Home Loan Bank stock, at cost                                                  212,400
Premises and equipment, net                                                          9,705,204
Deferred income tax asset                                                              250,279
Other assets                                                                         2,697,860
                                                                                 -------------
                  Total assets                                                   $ 210,812,574
                                                                                 =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
         Non-interest-bearing demand deposits                                    $  22,392,360
         Money-market deposits                                                      17,118,064
         Savings and NOW deposits                                                   39,609,523
         Time deposits                                                             103,104,728
                                                                                 -------------
                  Total deposits                                                   182,224,675

         Official checks                                                             1,445,908
         Accrued interest payable and other liabilities                                791,046
                                                                                 -------------
                  Total liabilities                                                184,461,629
                                                                                 -------------

Stockholders' equity:
         Common stock, $1.00 par value, 10,000,000 shares
                  authorized, 1,720,098 shares issued and outstanding
                                                                                     1,720,098

         Additional paid-in capital                                                 25,173,184
         Accumulated deficit                                                          (825,699)
         Accumulated other comprehensive income                                        283,362
                                                                                 -------------
                  Total stockholders' equity                                        26,350,945
                                                                                 -------------
                  Total liabilities and stockholders' equity                     $ 210,812,574
                                                                                 =============


                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                                                                 THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                            --------------------------------
                                                                               2001                  2000
                                                                            ----------            ----------
Interest income:
       Loans receivable                                                     $4,031,567             1,630,449
       Securities available for sale                                           312,588               221,503
       Other interest-earning assets                                           499,763               105,670
                                                                            ----------            ----------
             Total interest income                                           4,843,918             1,957,622
                                                                            ----------            ----------

Interest expense:
       Deposits                                                              2,725,267               924,624
       Other borrowings                                                             --                42,859
                                                                            ----------            ----------
             Total interest expense                                          2,725,267               967,483
                                                                            ----------            ----------
Net interest income                                                          2,118,651               990,139

       Provision for loan losses                                               484,000               178,000
                                                                            ----------            ----------
Net interest income after provision for loan losses                          1,634,651               812,139
                                                                            ----------            ----------

Non-interest income:
       Service charges on deposit accounts                                      73,185                52,640
       Other service charges and fees                                           62,078                39,891
       Earnings on bank owned life insurance                                    39,168                    --
       Gain on sale of securities available for sale                           396,070                    --
                                                                            ----------            ----------
             Total Non-interest income                                         570,501                92,531
                                                                            ----------            ----------

Non-interest expense:
       Salaries and employee benefits                                          877,700               424,454
       Occupancy and equipment expense                                         324,915               219,354
       Data processing                                                         107,476                56,330
       Printing and office supplies                                             61,849                27,481
       Marketing and advertising                                                64,054                43,062
       Professional fees                                                        70,589                24,258
       Telephone                                                                38,841                19,236
       Travel and entertainment                                                 24,066                15,821
       Other                                                                   146,802                57,076
                                                                            ----------            ----------
             Total Non-interest expense                                      1,716,292               887,072
                                                                            ----------            ----------

Earnings before income tax provision                                           488,860                17,598
       Income tax provision                                                    182,637                 7,040
                                                                            ----------            ----------
Net earnings                                                                $  306,223                10,558
                                                                            ==========            ==========
Basic earnings per share                                                    $      .18                   .01
                                                                            ==========            ==========
Weighted-average number of common shares outstanding for basic               1,749,382               887,362
                                                                            ==========            ==========
Diluted earnings per share                                                  $      .17                   .01
                                                                            ==========            ==========
Weighted-average number of common shares outstanding for diluted             1,764,837               887,362
                                                                            ==========            ==========


                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                           ------------------------------------
                                                                                               2001                     2000
                                                                                          ------------             ------------
Cash flows from operating activities:
      Net earnings                                                                        $    306,223                   10,558
      Adjustments to reconcile net earnings to net cash
        provided by operating activities:
            Provision for loan losses                                                          484,000                  178,000
            Depreciation and amortization                                                      119,335                   75,987
            Gain on sale of securities available for sale                                     (396,070)                      --
            Deferred income taxes                                                              150,411                    7,040
            Accretion of discounts on securities                                                (8,678)                  (6,831)
            Common stock issued as compensation                                                 11,250                    3,750
            Decrease (increase) in accrued interest receivable                                  84,523                  (12,841)
            Increase in other assets                                                          (181,050)                 (30,382)
            Increase in official checks                                                        234,684                2,140,312
            Increase in accrued interest payable and other liabilities                         300,130                  236,866
                                                                                          ------------             ------------
                Net cash provided by operating activities                                    1,104,758                2,602,459
                                                                                          ------------             ------------

Cash flows from investing activities:
      Repayments of securities available for sale                                            9,333,184                   16,285
      Purchases of securities available for sale                                           (13,497,456)              (3,662,938)
      Sale of securities available for sale                                                 10,103,517                       --
      Net increase in loans                                                                (28,443,987)             (17,766,319)
      Purchases of premises and equipment                                                     (785,471)              (2,001,989)
                                                                                          ------------             ------------
                Net cash used in investing activities                                      (23,290,213)             (23,414,961)
                                                                                          ------------             ------------

Cash flows from financing activities:
      Net increase in deposits                                                              53,918,744               45,977,867
      Net decrease in Federal funds purchased                                                       --               (6,000,000)
      Proceeds from issuance of common stock, net                                              783,091                   84,345
                                                                                          ------------             ------------
                Net cash provided by financing activities                                   54,701,835               40,062,212
                                                                                          ------------             ------------
Net increase in cash and cash equivalents                                                   32,516,380               19,249,710

Cash and cash equivalents at beginning of period                                            27,313,217                4,519,649
                                                                                          ------------             ------------
Cash and cash equivalents at end of period                                                $ 59,829,597               23,769,359
                                                                                          ============             ============

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
        Interest                                                                          $  2,557,457                  859,425
                                                                                          ============             ============
        Income taxes                                                                      $         --                       --
                                                                                          ============             ============
      Noncash investing activities -
        Change in accumulated other comprehensive income (loss),
         unrealized loss on securities available for sale, net of tax                     $    (88,618)                 (51,230)
                                                                                          ============             ============


                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                        THREE MONTHS ENDED MARCH 31, 2001


                                                                                         ACCUMULATED
                                                                                            OTHER
                                                          ADDITIONAL                        COMPRE-        TOTAL
                                              COMMON       PAID-IN       ACCUMULATED        HENSIVE    STOCKHOLDERS'
                                              STOCK        CAPITAL         DEFICIT          INCOME        EQUITY
                                            -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2000                $ 1,720,098    25,173,184      (825,699)       283,362     26,350,945

Comprehensive income:

    Net earnings (unaudited)                         --            --       306,223             --        306,223

    Net change in unrealized gain on
       securities available for sale, net
       of tax of $47,717 (unaudited)                 --            --            --        (88,618)       (88,618)
                                                                                                      -----------

    Comprehensive income                                                                                  217,605
                                                                                                      -----------

Common stock issued as
    compensation (unaudited)                        750        10,500            --             --         11,250

Sale of common stock in connection
    with 401(k) Profit Sharing Plan
    (unaudited)                                   7,816       109,424            --             --        117,240

Sale of common stock in connection
    with Employee Stock Purchase
    Plan (unaudited)                              5,548        77,673            --             --         83,221

Proceeds from common stock offering,
    net of offering costs of $4,786
    (unaudited)                                  35,601       547,029            --             --        582,630
                                            -----------   -----------   -----------    -----------    -----------
Balance at March 31, 2001 (unaudited)       $ 1,769,813    25,917,810      (519,476)       194,744     27,362,891
                                            ===========   ===========   ===========    ===========    ===========


                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL. In the opinion of the management of Southern Community Bancorp and its subsidiaries (the "Company" or "Southern"), the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2001 and 2000, and the results of operations and cash flows for the three-month periods then ended. The results of operations and other data for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

        Southern Community Bancorp (the "Holding Company") owns 100% of the outstanding common stock of Southern Community Bank (the "Orlando Bank") and Southern Community Bank of Southwest Florida (the "Bonita Springs Bank"). Both banks are state chartered commercial banks and their deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") through the Bank Insurance Fund. The Orlando Bank offers a variety of financial services to individual and corporate customers through its banking offices located in Orange and Seminole Counties, Florida. The Bonita Springs Bank commenced banking operations on January 2, 2001 and offers a variety of financial services to individual and corporate customers through its banking office located in Collier County, Florida.

        The Orlando Bank owns 100% of the outstanding common stock of Southern Community Insurance Agency, Inc. (the "Insurance Agency"). The Insurance Agency, which was formed in 2000, refers customers of the Orlando Bank to certain insurance agencies for the purchase of insurance products. In January 2001, the Holding Company acquired a 50% equity interest in Southern Community Bank Mortgage LLC (the "Mortgage Company"), a Florida limited liability company. The Mortgage Company originates, processes and closes residential mortgage loans in Central Florida.

2. LOAN IMPAIRMENT AND LOSSES. The average net investment in collateral dependent impaired loans and interest income recognized and received on these loans is as follows:


                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                 ----------------------------
                                                     2001            2000
                                                 -------------   -------------
Gross loans with no related allowance, at end
           of period                             $          --              --
                                                 =============   =============

Gross loans with related allowance, at end
           of period                             $   2,131,793              --
                                                 =============   =============
Allowance on these loans                         $     106,590              --
                                                 =============   =============
Average investment in impaired loans             $     699,336              --
                                                 =============   =============
Interest income recognized on impaired loans     $      43,208              --
                                                 =============   =============

Interest income received on impaired loans       $      43,208              --
                                                 =============   =============


An analysis of the change in the allowance for loan losses was as follows:

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                      --------------------
                                                         2001      2000
                                                      ----------   -------

Balance at beginning of period                        $1,794,983   621,000
Provision charged to earnings                            484,000   178,000
                                                      ----------   -------

Balance at end of period                              $2,278,983   799,000
                                                      ==========   =======

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

3. EARNINGS PER SHARE . Earnings per share of common stock were computed on the basis of the weighted-average number of shares of common stock outstanding. For the three months ended March 31, 2001, diluted earnings per share were computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. For the three months ended March 31, 2000, outstanding stock options were not considered dilutive securities for purposes of calculating diluted earnings per share. The following table presents the calculations of earnings per share:


                                                        THREE MONTHS ENDED MARCH 31,
                                     -----------------------------------------------------------------------------
                                                 2001                                          2000
                                     ------------------------------------       ----------------------------------
                                                   WEIGHTED-         PER                      WEIGHTED-       PER
                                                    AVERAGE         SHARE                     AVERAGE        SHARE
                                     EARNINGS        SHARES         AMOUNT       EARNINGS      SHARES        AMOUNT
                                     --------        ------         ------       --------      ------        ------

Basic earnings per share:
     Net earnings available
       to common stockholders        $306,223       1,749,382       $   .18       $10,558       887,362       $   .01

Effect of dilutive securities-
  Incremental shares from
    assumed exercise of
    options                                            15,455                                        --
                                                    ---------                                   -------
Diluted earnings per share:
  Net earnings available to
    common stockholders
    and assumed conversion           $306,223       1,764,837       $   .17       $10,558       887,362       $   .01
                                     ========       =========       =======       =======       =======       =======



4. REGULATORY CAPITAL. The Holding Company, the Orlando Bank and the Bonita Springs Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2001 of the regulatory capital requirements and the actual capital on a percentage basis:

                                                                    REGULATORY
                                                        ACTUAL      REQUIREMENT
                                                        ------      -----------

Total capital to risk-weighted assets
        Consolidated                                     13.21%        8.00%
        Bonita Springs Bank                              29.16%        8.00%
        Orlando Bank                                      9.74%        8.00%

Tier I capital to risk-weighted assets

        Consolidated                                     12.18%        4.00%
        Bonita Springs Bank                              28.32%        4.00%
        Orlando Bank                                      8.69%        4.00%

Tier I capital to total assets - leverage ratio

        Consolidated                                     11.35%        4.00%
        Bonita Springs Bank                              27.76%        4.00%
        Orlando Bank                                      8.04%        4.00%

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

5. OTHER EVENTS. On December 18, 2000, the Holding Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Peninsula Bancorp, Inc. ("Peninsula"), pursuant to which Peninsula agreed to merge with and into the Holding Company. Peninsula is the parent company of Peninsula Bank of Central Florida, a state bank with three offices in Volusia County, Florida. The merger was consummated on April 30, 2001. Under the terms of the Merger Agreement, each share of Peninsula common stock was converted into 0.625 shares of the common stock of the Holding Company. The Holding Company intends to account for this transaction using the purchase method of accounting.

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

        Hacker, Johnson & Smith PA, the Company's independent certifie public accountants, have made a limited review of the financial data as of March 31, 2001 and 2000 and for the three-month periods then ended, presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

        Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Southern Community Bancorp
Orlando, Florida:

        We have reviewed the accompanying condensed consolidated balance sheets of Southern Community Bancorp and Subsidiaries (the "Company") as of March 31, 2001 and 2000, and the related condensed consolidated statements of earnings and cash flows for the three-month periods then ended, and the related condensed consolidated statement of stockholders' equity for the three-month period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 2, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

HACKER, JOHNSON & SMITH PA
Orlando, Florida
April 18, 2001

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        This Form 10-QSB contains "forward looking statements" which represent Southern's expectations and beliefs including, but not limited to, statements concerning Southern's operations, performance, financial condition, growth or strategies. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "estimate", "anticipate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward looking statements. The statements by their nature involve substantial risks and uncertainties, certain of which are beyond Southern's control, and actual results may differ materially depending on a variety of important factors, including but not limited to the potential impact of changes in interest rates, competition, credit risks and collateral, changes in local or regional economic conditions, the ability of Southern to continue its growth strategy, dependence on management and key personnel, and regulatory supervision.

        RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 AND 2000

        Southern had net earnings for the first quarter of 2001 of $306,000, compared to earnings of $11,000 for the comparable period in 2000. Earnings before income taxes in the first quarter of 2001 were $489,000 compared to $18,000 for the first quarter of 2000.

        Southern's results of operations for the first quarter of 2001 were adversely affected by a decline in Southern's net interest margin which decreased from approximately 4.5% during the first quarter of 2000 to 3.9% for the first quarter of 2001. This decrease was due to an overall decline of interest rates during this period which reduced the yields on Southern's loan portfolio and investment portfolio more than the rates paid by Southern on its interest bearing liabilities. The net interest margin was also adversely affected by Southern's relatively high level of liquid assets (such as federal funds sold). Southern plans to address this issue by seeking new loans for each of its banks.

        Earnings for the first quarter of 2001 were positively impacted by the sale of a portion of Southern's investment securities which generated a gain of $396,000.

        Earnings were also adversely affected by Southern's decision to increase its allowance for loan losses from approximately 1% of the total loans (at March 31, 2000) to 1.24% of the total loans (at March 31, 2001).

        NET INTEREST INCOME. Southern's operating results depend primarily on Southern's net interest income, which is a difference between interest income on interest earning assets and interest expense on interest bearing liabilities. Net interest income is determined by the difference between yields earned on interest earning assets and rates paid on interest bearing liabilities and the relative amounts of interest earning assets and interest bearing liabilities. Southern's interest rates spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, Southern's net earnings are also affected by the level of non-performing loans and foreclosed real estate, as well as the level of its non-interest income, and its non-interest expenses, such as salaries and employee benefits.

        Interest income for the first quarter of 2001 was $4.8 million, compared to $2.0 million for the first quarter of 2000. The growth in interest income reflects the growth in Southern's assets, which grew from $126.3 million at March 31, 2000 to $266.3 million at March 31, 2001. During the same period, net loans grew from $79 million to $178.7 million. The increase in assets and loans is primarily attributable to the expansion of Southern's business in the Orlando market as well as the opening of a branch in the Bonita Springs market in the fourth quarter of 2000.

        Interest expense was $1.0 million for the first quarter of 2000 compared with $2.7 million for the first quarter of 2001. The increase in interest expense is primarily due to the higher level of deposits which were used to support the growth in loans.

        As discussed above, Southern's net interest margin decreased from approximately 4.5% for the first quarter of 2000 to approximately 3.9% for the first quarter of 2001. The adverse change in the net interest margin reflects the impact of the decrease in interest rates in the economy, which reduced the yield on the Company's loans and investment securities more rapidly than the yields paid by Southern on its deposits and other interest bearing liabilities. The net interest margin was also adversely affected by Southern's relatively high level of liquid assets, such as federal funds sold. Southern's goal is to utilize these liquid assets to fund loan growth during the balance of this year.

        NON-INTEREST INCOME. Non-interest income in the first quarter of 2000 totaled $93,000, compared with $571,000 in 2001. Customer service charges totaled $73,000 in 2001, up from $53,000 in 2000, due to an increase in the average number of deposit accounts. Other service charges and fees totaled $62,000 in 2001, up from $40,000 in 2000. This increase was primarily caused by an increase in insurance referral fees as well as overall growth of Southern. Gain on sale of securities available for sale totaled $396,000 in 2001, compared to $0 in 2000.

        PROVISION FOR LOAN LOSSES. The provision for loan losse totaled $484,000 in the first quarter of 2001 compared to $178,000 in 2000. The increase in the provision for loan losses reflects the growth in Southern's loan portfolio as well as Southern's decision to increase its allowance for loan losses from approximately 1% at March 31, 2000 to 1.25% at March 31, 2001. See "Allowance and Provision for Loan Losses."

        NON-INTEREST EXPENSES. Non-interest expenses for the first quarter of 2001 totaled $1.7 million, up 93.5% from $0.9 million in 2000. Non-interest expenses included the following:

        o Salaries and employee benefits represented 51.1% of total non-interes expenses in 2001. Salaries and employee benefits increased 106.8% to $878,000 in 2001 from $424,000 in 2000 These increases were the result of additional employees, salary increases higher benefit costs and upgrading of personnel.

        o Occupancy and equipment expense in 200 totaled $325,000, up 48.1% from $219,000 in 2000. The increase was primarily due to the opening of an additional banking office during the first quarter of 2001.

        o Other non-interest expenses for the first quarter of 2001 totaled $514,000 up 111.2% from $243,000 in 2000. Other non-interest expenses included data processing, printing and office supplies, marketing and advertising, professional fees and other expenses. A portion of the increase in other non interest expenses arose from Southern' conversion of its data processing system to a new platform during the first quarter of 2001.

        INCOME TAX PROVISION. The income tax provision totaled $183,000 in 2001 compared with $7,000 in 2000.

        CAPITAL EXPENDITURES

        Southern makes capital expenditures in order to improve its ability to provide quality services to its customers. Capital expenditures for the three months ended March 31, 2001 equaled $0.8 million compared to $2.0 million in 2000. Most of these expenses are related to purchase and construction of new branches.

        ASSET QUALITY AND CREDIT RISK

        SECURITIES AVAILABLE FOR SALE. Southern maintains a hig quality investment portfolio including securities of U.S. government entities and mortgage-backed securities. Southern believes that the securities have very little risk of default. At March 31, 2001, all of the securities held in Southern's investment portfolio were classified available for sale and were rated "A" or better (with a majority rated triple "A"). A rating of "A" or better means that the bonds are of "upper medium grade, with strong ability to repay, possibly with some susceptibility to adverse economic conditions or changing circumstances." Ratings are assigned by independent rating agencies and are subject to the accuracy of reported information concerning the issuers and the subjective judgment and analysis of the rating agencies. They are not a guarantee of collectibility.

        The following table sets forth information regarding the composition of the investment portfolio for March 31, 2001 and 2000:


                              INVESTMENT PORTFOLIO

                                                           MARCH 31,
                                                 --------------------------
                                                  2001               2000
                                                 -------            -------
                                                      (IN THOUSANDS)

Securities of other U.S. Government              $11,110            $13,609
  agencies and corporations                        1,952              1,964
                                                 -------            -------
Mortgage-backed securities                       $13,062             15,573
                                                 =======            =======

                LOANS. Southern maintains a high quality portfolio of real estate, commercial and consumer loans. All loans are reviewed and approved by Southern's loan committee, which ensures that loans comply with applicable credit standards. In most cases, Southern requires collateral from the borrower. The type and amount of collateral varies but may include residential or commercial real estate, deposits held by financial institutions, U.S. Treasury securities, other marketable securities and personal property. Southern monitors collateral values to ensure that they are maintained at proper levels.

                As of March 31, 2001, approximately 75.7% of all Southern's loans were real estate loans secured by real estate in central and southwest Florida. This level of concentration could present a potential credit risk to Southern because the ultimate collectibility of these loans is susceptible to adverse changes in real estate market conditions in this market. Southern has sought to address this risk by limiting most loans to a maximum of 70% of the appraised value of the underlying real estate and maximum amortization schedules of 20 years.

                The following table divides Southern's loan portfolio into four categories. Most of the loans are short-term and may be renewed or rolled over at maturity. At that time, Southern undertakes a complete review of the borrower's credit worthiness and the value of any collateral. If these items are satisfactory, Southern will generally renew the loan at prevailing interest rates.

                                 TYPES OF LOANS

                                                         MARCH 31,
                                                 -----------------------------
                                                   2001                  2000
                                                 ---------             -------
                                                     (AMOUNTS IN THOUSANDS)


Commercial, financial and agriculture            $  33,384              22,671

Commercial real estate - mortgage                  101,700              34,699

Residential real estate - mortgage                  36,373              18,096

Installment loans                                   10,803               4,362

Overdrafts                                              26                   8
                                                 ---------             -------
             Gross loans                           182,286              79,836

Less:
Allowance for loan losses                           (2,279)               (799)

Deferred fees and other discounts                   (1,313)                (86)
                                                 ---------             -------
             Total loans                         $ 178,694              78,951
                                                 =========             =======


                COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS. Southern makes commercial, financial and agricultural loans to businesses located in central Florida and southwest Florida. The credit risk associated with business lending is influenced by general economic conditions, the deterioration in a borrower's capital position resulting in increasing debt to equity ratios, deterioration in a borrower's cash position resulting in a liquidity problem, and decreasing revenues due to inefficient operations of the borrower. These loans are generally secured by corporate assets, marketable securities or other liquid financial instruments. These loans totaled approximately $33.4 million or 18.3% of total loans at March 31, 2001, compared with $22.7 million or 28.4% of total loans at March 31, 2000.

                COMMERCIAL REAL ESTATE MORTGAGE LOANS. Southern makes real estate loans secured by commercial real estate, including loans to acquire or refinance office buildings, warehouses and apartments. These loans generally require a loan to value of not more than 75%. Most of these loans have a maturity of five years or less. Almost all of these loans are secured by real property located in central and southwest Florida. These loans totaled $101.7 million, or 55.8% of total loans at March 31, 2001 compared with $34.7 million or 43.5% of total loans at March 31, 2000. Risks associated with commercial real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

                RESIDENTIAL REAL ESTATE MORTGAGE LOANS. Residential rea estate mortgage loans totaled $36.4 million, or 20.0% of total loans at March 31, 2001, compared with $18.1 million, or 22.7% at March 31, 2000. Residential real estate mortgage loans are predominately adjustable rate home mortgages which generally require a loan-to-collateral value of not more than 90% and equity credit lines which generally limit the loan-to-collateral value to not more than 90%. Most loans have a maximum term of five to seven years. Almost all of the residential real estate mortgage loans are secured by homes in central and southwest Florida. Risks associated with residential real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

                INSTALLMENT LOANS. Southern offers consumer loans and personal and secured loans. The security for these loans ordinarily consists of automobiles, consumer goods, marketable securities, certificates of deposit and similar items. These loans totaled approximately $10.8 million, or 5.9% of total loans, on March 31, 2001, compared with $4.4 million, or 5.4% of total loans, on March 31, 2000. Risks associated with installment loans include loss of employment of borrowers, declines in the financial condition of borrowers resulting in delinquencies, and rapid depreciation of loan collateral.

                 COMMITMENTS. Southern had legally binding commitments to extend credit of credit totaled $87.0 million at March 31, 2001.

NON-PERFORMING ASSETS AND PAST DUE LOANS

                Non-performing assets consist of non-accrual loans and residential and commercial properties acquired in partial or total satisfaction of problem loans which are known as "other real estate owned" or "OREO." Past due loans are loans that are delinquent 30 days or more which are still accruing interest.

                Southern's credit review and approval process is critica to Southern's ability to minimize non-performing assets on a long term basis. In addition to the negative impact on interest income, non-performing assets also increase operating costs due to the expense of collection efforts. It is Southern's policy to place all loans which are past due 90 days or more on non-accrual status, subject to exceptions made on a case by case basis.

                The following table presents Southern's non-performing assets and past due loans for 2001 and 2000.


                 NON-PERFORMING ASSETS AND 90 DAY PAST DUE LOANS

                                                         MARCH 31,
                                                 -----------------------------
                                                   2001                  2000
                                                 ---------             -------
                                                  (AMOUNTS IN THOUSANDS)

Nonaccrual loans                                $2,481                     --

OREO, net                                           --                     --
                                                ------                  ------
Total nonperforming assets                      $2,481                     --
                                                ======                  ======
Accruing loans past due 90 days                 $  651                     --
                                                ======                  ======

        Of the total loan portfolio of $182.3 million a March 31, 2001, $3.1 million or 1.7%, was non-performing or past due 90 days, or an increase of $3.1 million from March 31, 2000. Non-performing loans at March 31, 2001 consisted of commercial and residential real estate loans. The increase in non-performing loans reflects the growth in Southern's loan portfolio and the maturing of the loan portfolio.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

        Southern evaluates the adequacy of its allowance for loa losses as part of its ongoing credit review and approval process. The review process is intended to identify, as early as possible, customers who may be facing financial difficulties. Once identified, the extent of the client's financial difficulty is carefully monitored by Southern's loan review officer, who recommends to the directors loan committee the portion of any credit that needs a specific reserve allocation or should be charged off. Other factors considered by the loan committee in evaluating the adequacy of the allowance include overall loan volume, historical net loan loss experience, the level and composition of non-accrual and past due loans, local economic conditions, and value of any collateral. From time to time, specific amounts of the reserve are designated for certain loans in connection with the loan committee's review officer's analysis of the adequacy of the allowance for loan losses.

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

        Management relied on these factors, as well as its assessment of the financial condition of specific clients facing financial difficulties, in deciding to increase the allowance for loan losses to $2,279,000 at March 31, 2001, from $1,795,000 at December 31, 2000 and $799,000 at
        March 31, 2000. The increase in the allowance for loan losses reflects in part, Southern's decision to increase the level of the allowance from approximately 1% of the total loans as of March 31,2000 to 1.25% of total loans.

FINANCIAL CONDITION

                  Southern's goal is to maintain a high quality and liquid balance sheet. Southern seeks to achieve this objective through increases in collateralized loans, a strong portfolio of real estate loans and a stable portfolio of investment securities of high quality.

                  SECURITIES AVAILABLE FOR SALE. On March 31, 2001, securities available for sale were $13.1 million or 5.3% of total earning assets. Southern's strategy for its investment account is to maintain a high quality portfolio. The investment portfolio, all of which has been classified as available for sale, decreased 16.1% from $15.6 million in the first quarter of 2000 to $13.1 million in the first quarter of 2001. Southern utilized the proceeds from the sale of securities to fund loan growth during this period. The increase in loans reflects Southern's success in expanding its business in central Florida and southwest Florida.

                  LOANS. Loans were $178.7 million as of March 31, 2001, compared to $79.0 million as of March 31, 2000. See "Asset Quality and Credit Risk -- Loans," above.

                  INTEREST-BEARING LIABILITIES. Interest bearing liabilities primarily consisted of deposits and federal funds purchased. Total interest-bearing liabilities were $212.7 million at March 31, 2001, up from $97.0 million in 2000. Money market deposits increased $0.3 million or 1.5% to $18.9 million. There was an increase in savings and NOW deposits of $73.3 million or 928.7% compared to 2000. There was also a significant increase in time deposits of $42.1 million or 59.7% compared to 2000. The growth in Southern's deposits reflects Southern's marketing efforts to obtain additional deposits to fund loan growth during this period.

LIQUIDITY AND RATE SENSITIVITY

                  The principal functions of asset and liability managemen are to provide for adequate liquidity, to manage interest rate exposure by maintaining a prudent relationship between rate sensitive assets and liabilities and to manage the size and composition of the balance sheet so as to maximize net interest income.

                  Liquidity is the ability to provide funds at minimal cost to meet fluctuating deposit withdrawals or loan demand. These demands are met by maturing assets and the capacity to raise funds from internal and external sources. Southern primarily utilizes cash, federal funds sold and securities available for sale to meet its liquidity needs. Although not utilized in managing daily liquidity needs, the sale of investment securities provides a secondary source of liquidity.

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

                  Regular monitoring of assets and liabilities that are rate sensitive within 30 days, 90 days, 180 days and one year is an integral part of Southern's rate-sensitivity management process. It is Southern's policy to maintain a reasonable balance of rate-sensitive assets and liabilities on a cumulative one year basis, thus minimizing net interest income exposure to changes in interest rates. Southern's sensitivity position at March 31, 2001 was such that net interest income would increase modestly if there were an increase in short-term interest rates.

                  Southern monitors the interest rate risk sensitivity with traditional gap measurements. The gap table has certain limitations in its ability to accurately portray interest sensitivity; however, it does provide a static reading of Southern's interest rate risk exposure.

                  As of March 31, 2001, Southern was liability sensitive (interest sensitive liabilities subject to repricing exceeded interest sensitive assets subject to repricing) on a 365-day basis to the extent of $21.8 million. This negative gap at March 31, 2001 was 8.2% of total assets compared with 15.8% at March 31, 2000. Southern's target gap position is in the range of negative 20% and positive 20%.

                  While the absolute level of gap is a measurement of interest rate risk, the quality of the assets and liabilities in the balance sheet must be analyzed in order to understand the degree of interest rate risk taken by Southern. Southern does not invest in any derivative products in order to manage or hedge its interest rate risk.

CAPITAL

                  One of Southern's primary objectives is to maintain a strong capital position to merit the confidence of customers, bank regulators and stockholders. A strong capital position helps Southern withstand unforeseen adverse developments and take advantage of attractive lending and investment opportunities when they arise.

                  Southern's tier one capital was 12.18% and the total capital was 13.21% of risk-based assets at March 31, 2001. These risk-based capital ratios are well in excess of the minimum requirements of 4.0% for tier one and 8.0% for total risk-based capital ratios.

        Southern's leverage ratio (tier one capital to total average quarterly assets) of 11.35% at March 31, 2001, is also in excess of the minimum 4.0% requirement. Southern has committed to the Federal Reserve that it will maintain, on a consolidated basis, a ratio of total capital to risk base assets of at least 10% until January, 2004.

                  Southern's ability to grow in the future will require Southern to increase its stockholder's equity. Southern partially addressed this issue in 2000 by commencing a public offering of its common stock. Southern received a total of $14.1 million in net proceeds from this offering. Despite this increase in capital, Southern will need to raise additional equity in the next few months in order to maintain its growth plans. As a consequence, Southern is currently studying the feasability of additional sales of its common stock, either privately or publicly.

                                     PART II
                                OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

AMENDMENT TO ARTICLES OF INCORPORATION

                  On April 19, 2001, the shareholders of Southern approved an amendments to Southern's articles of incorporation to provide for staggered three year terms for Southern's directors. Under the terms of the amendment, Southern's board of directors will be divided into three classes, with each class initially consisting of three directors. The directors designated as class one will serve for a one year term until the annual meeting in 2002. The directors designed as class two will serve a two year term until the annual meeting in 2003 and the directors designated as class three will serve a three year term until the annual meeting in 2004. Beginning with the annual meeting in 2002, each director will be elected for a term of three years.

                  The existence of a staggered board may make it more difficult for a third party to acquire control of Southern.

PRIVATE SALES OF SECURITIES

                  During the first quarter of 2001, Southern issued a total of 14,154 shares of common stock in transactions which were not registered under the Securities Act of 1933 in reliance upon the exemption provided under Section 4(2) of the Securities Act:

                  o On March 16, 2001, Southern issued 750 shares to an executive of Southern under a restricted stock grant agreement. These shares were issued at a value of $15.00 per share.

                  o On March 16, 2001, Southern issued 7,816 shares as its contribution to Southern's 401(k) Profit Sharing Plan. These shares were issued at a value of $15.00 per share.

                  o On March 16, 2001, Southern issued 5,548 shares pursuant to Southern's Employee Stock Purchase Plan. These shares were issued at a price of $15.00 per share.

                  o Each of the foregoing transactions represented the fulfillment of commitments made by Southern during the year 2000.

PUBLIC OFFERING

                  During July 2000, Southern commenced a public offering of 1,050,000 shares of its common stock at a price of $16.50 per share. The shares were offered on behalf of Southern by its executive officers who did not receive any compensation for their efforts.

                  The initial registration statement with respect to the offering was declared effective in June 2000. Southern subsequently filed an amendment to the registration statement. This amendment was declared effective on November 2000. The file number of the registration statements was 333-35548.

                  As of December 31, 2000, Southern had sold 829,282 share in the offering. The offering was terminated on January 31, 2001. By that date, Southern had sold an additional 35,601 shares in the offering, for a total of 864,883 shares.

                  Southern received a total of $13,683,000 from the public offering through December 31, 2000, before deducting offering expenses of $152,000. Offering expenses consisted of legal, accounting, printing, filing and similar fees. No portion of these fees were paid to any affiliates of Southern. As of December 31, 2000, Southern had utilized $3.2 million of the proceeds to increase the working capital of Southern's Orlando bank. The balance of the proceeds were held in escrow pending the opening of Southern's new bank in Bonita Springs, Florida.

                  As of March 31, 2001, Southern had received a total of $14,271,000 from the offering. The total expenses of the offering were $156,000 (including the amounts described above). Southern used the net proceeds of the offering as follows:

                  o Southern utilized $3.2 million to increase the capital of Southern's Orlando bank.

                  o Southern utilized $10.2 million to provide the initial capital for Southern's new bank in Bonita Springs, Florida.

                  o Southern utilized $156,000 to pay expenses of the offering.

                  o Southern retained the balance of the funds (i.e., $715,000) to meet future working capital requirements of Southern and its subsidiaries.

                  Southern's banks utilized the net proceeds they received as working capital for their operations. In this connection, the banks initially placed the net proceeds in government securities and other liquid investments. The banks expect to utilize the net proceeds, as needed, to fund loans and to pay operating expenses. In addition, the Bonita Springs bank utilized $642,000 to repay a loan which it had received prior to its opening. The proceeds of the loan were utilized by the bank to pay organizational expenses, including the salaries of Richard Garner and Joel Whittenhall, who currently serve as executive officers of the bank and directors of Southern. This loan was guaranteed by all of the organizers of the Bonita Springs bank. Four of them currently serve as directors of Southern.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                  Southern held its annual meeting of shareholders on Apri 19, 2001.

                  AMENDMENT OF ARTICLES. At the annual meeting, the shareholders approved an amendment to Southern's articles of incorporation which provided for the establishment of a staggered three year term for members of Southern's board of directors.

                  Under the amendment, each of the directors to be elected will be designated to serve in one of three classes, with the members of each class, to be elected by the shareholders every three years. In order to implement this arrangement, three of the directors elected at the annual meeting were elected to serve one year terms, three were elected to serve two year terms and the remaining three were elected to serve full three year terms. At each subsequent annual meeting, only the directors whose terms are expiring for that year will be re-elected.

                  The board of directors retains the authority to increase the number of directors within the range of 9 to 17 directors and appoint persons to fill the resulting vacancies. It is anticipated that the number of directors will be increase to 13 in connection with the proposed merger of Southern with Peninsula Bancorp, Inc. and that four of Peninsula's directors will be appointed to the board at the time the merger is completed. Accordingly, the amendment to the articles provided that any increase in number of directors shall be proportioned among the three classes of directors so that the number of directors in each class will be as nearly as equal as possible.

                  The articles were also amended to remove obsolete provisions relating to the initial registered office and providing the name and address of the incorporator.

                  At the annual meeting, 1,233,954 shares were voted in favor of the amendment, none were voted against it, and 15,150 shares abstained.

                  ELECTION OF DIRECTORS. The following persons were elected as directors at the annual meeting. They were divided into the following three classes as a result of the amendment to the articles:

CLASS ONE (ONE YEAR TERM)     CLASS TWO (TWO YEAR TERM)     CLASS THREE (THREE YEAR TERM)
-------------------------     -------------------------     ------------------------------
Dennis E. Gilkey              Clark D. Jensen                Charlie W. Brinkley, Jr.
Jennings L. Hurt, III         Stanley H. Sandefur            Richard L. Garner
John K. Ritenour              Joel E. Whittenhall            John G. Squires


                  At the annual meeting, 1,249,104 shares were voted in favor of each of the nominees listed above, with no votes against any nominee and no abstentions.

                  EQUITY INCENTIVE PLAN. At the annual meeting, the shareholders of Southern voted to approve an equity incentive plan pursuant to which the board of directors of Southern or committee were granted authority to issue stock options and stock awards with respect to an aggregate of 1,000,000 shares of Southern's common stock.

                  A total of 1,145,661 shares were voted in favor of the equity incentive plan, 46,813 shares voted against it, and 56,630 shares abstained.

ITEM 5. OTHER INFORMATION.

                  On December 18, 2000, Southern entered into an Agreement and Plan of Merger ("Merger Agreement") with Peninsula Bancorp, Inc. ("Peninsula"). Peninsula is the parent company of Peninsula Bank of Central Florida, a state bank with three offices in Volusia County, Florida. The merger was consummated on April 30, 2001.

                  Under the terms of the Merger Agreement, each share of Peninsula common stock outstanding on the effective date of the merger was converted into 0.625 shares of the common stock of Southern. Additionally, Southern assumed each outstanding option to purchase shares of Peninsula common stock. These options became the right to purchase a number of shares of Southern common stock equal to the number of shares of Peninsula common stock that were subject to each option, multiplied by 0.625, at an exercise price equal to the current exercise price divided by 0.625.

                  Southern issued a total of 621,768 shares pursuant to the terms of the merger, which increased the total number of shares that Southern had standing to 2,391,581.

                  Southern intends to account for this transaction using the purchase method of accounting.

ITEM 6. EXHIBITS.

        (a)      EXHIBITS.

                 EXHIBIT NO.       DESCRIPTION
                 -----------       -----------

                   (3)      Amendment to Articles of Incorporation

                   (4)      2001 Equity Incentive Plan

        (b)      REPORTS ON FORM 8-K.

                 Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SOUTHERN COMMUNITY BANCORP
                                           (Registrant)

Date: May 14, 2001                  /s/ Charlie W. Brinkley, Jr.
                                    ---------------------------------------
                                          Charlie W. Brinkley, Jr.
                                     Chairman of the Board of Directors
                                         and Chief Executive Officer
                                        (Principal Executive Officer)


Date: May 14, 2001                   /s/ Stephen R. Jeuck
                                    ---------------------------------------
                                              Stephen R. Jeuck
                                    Chief Financial Officer and Secretary
                                     (Principal Financial and Principal
                                             Accounting Officer)