Form 10QSB
period 2001-06-30
SOUTHERN COMMUNITY BANCORP
filed 2001-08-14
CIK 1110544

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to _______________

                          COMMISSION FILE NO. 333-35548

                           SOUTHERN COMMUNITY BANCORP
      ---------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

               FLORIDA                                   59-3619325
---------------------------------                ---------------------------
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

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

         As of August 10, 2001, the issuer had 2,723,775 outstanding shares of common stock, par value $1.00 per share.

                           SOUTHERN COMMUNITY BANCORP

                                   FORM 10-QSB
                                  June 30, 2001

                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------

PART I:           FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -
                  June 30, 2001 and 2000 (unaudited) and December 31, 2000........................................3

                  Condensed Consolidated Statements of Operations (Unaudited) -
                  Three Months Ended June 30, 2001 and 2000
                  Six Months Ended June 30, 2001 and 2000.........................................................5

                  Condensed Consolidated Statements of Cash Flows (Unaudited) -
                  Six Months Ended June 30, 2001 and 2000.........................................................7

                  Condensed Consolidated Statement of Stockholders' Equity (Unaudited) -
                  Six Months Ended June 30, 2001..................................................................9

                  Notes to Condensed Consolidated Financial Statements (Unaudited).............................. 10

                  Review by Independent Certified Public Accountants.............................................15

                  Report on Review by Independent Certified Public Accountants...................................16

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition.................................................................................17

PART II:  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds................................................................29

Item 4. Submission of Matters to a Vote of Securities Holders....................................................29

Item 5. Other Information........................................................................................30

Item 6. Exhibits and Reports on Form 8-K.........................................................................31

Signatures.......................................................................................................32


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                            AT JUNE 30,
                                                                  ---------------------------------
                                                                       2001                2000
                                                                  -------------       -------------
         ASSETS

Cash and due from banks                                           $  13,476,350           4,235,598
Federal funds sold                                                   47,484,666           6,067,000
                                                                  -------------       -------------

                  Cash and cash equivalents                          60,961,016          10,302,598

Securities available for sale                                        22,010,220          16,162,998
Loans, net of allowance for loan losses of
         $3,465,615 in 2001 and $1,042,000 in 2000                  270,180,909         102,564,030
Accrued interest receivable                                           1,656,749             865,653
Federal Home Loan Bank stock, at cost                                   212,400             212,400
Premises and equipment, net                                          12,409,897           6,457,226
Goodwill, net                                                         1,037,721                  --
Foreclosed real estate, net                                              87,950                  --
Deferred income tax asset                                               588,419             790,687
Other assets                                                          3,172,378             174,522
                                                                  -------------       -------------

                  Total assets                                    $ 372,317,659         137,530,114
                                                                  =============       =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
         Noninterest-bearing demand deposits                      $  30,438,699          15,347,964
         Savings, money market and NOW deposits                     145,796,011          31,779,495
         Time deposits                                              147,466,785          74,694,974
                                                                  -------------       -------------

                  Total deposits                                    323,701,495         121,822,433

         Other borrowings                                             2,069,000                  --
         Official checks                                              2,637,022           3,240,724
         Accrued interest payable and other liabilities               1,447,007             530,076
                                                                  -------------       -------------

                  Total liabilities                                 329,854,524         125,593,233
                                                                  -------------       -------------

Stockholders' equity:
         Common stock, $1.00 par value, 10,000,000
         shares authorized, 2,691,868 and 890,298 shares
         issued and outstanding in 2001 and 2000                      2,691,868             890,298
         Additional paid-in capital                                  40,341,339          12,464,172
         Accumulated deficit                                           (711,327)         (1,109,339)
         Accumulated other comprehensive income (loss)                  141,255            (308,250)
                                                                  -------------       -------------

                  Total stockholders' equity                         42,463,135          11,936,881
                                                                  -------------       -------------
                  Total liabilities and stockholders' equity      $ 372,317,659         137,530,114
                                                                  =============       =============

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                         AT DECEMBER 31,
                                                                               2000
                                                                           -------------
         ASSETS

Cash and due from banks                                                    $  14,562,217
Federal funds sold                                                            12,751,000
                                                                           -------------

                  Cash and cash equivalents                                   27,313,217

Securities available for sale                                                 18,745,599
Loans, net of allowance for loan losses of
$1,794,983                                                                   150,733,879
Accrued interest receivable                                                    1,154,136
Federal Home Loan Bank stock, at cost                                            212,400
Premises and equipment, net                                                    9,705,204
Deferred income tax asset                                                        250,279
Other assets                                                                   2,697,860
                                                                           -------------
                  Total assets                                             $ 210,812,574
                                                                           =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
         Noninterest-bearing demand deposits                               $  22,392,360
         Money-market deposits                                                17,118,064
         Savings and NOW deposits                                             39,609,523
         Time deposits                                                       103,104,728
                                                                           -------------
                  Total deposits                                             182,224,675

         Official checks                                                       1,445,908
         Accrued interest payable and other liabilities                          791,046
                                                                           -------------
                  Total liabilities                                          184,461,629
                                                                           -------------

Stockholders' equity:
         Common stock, $1.00 par value, 10,000,000 shares
                  authorized, 1,720,098 shares issued and outstanding          1,720,098
         Additional paid-in capital                                           25,173,184
         Accumulated deficit                                                    (825,699)
         Accumulated other comprehensive income                                  283,362
                                                                           -------------
                  Total stockholders' equity                                  26,350,945
                                                                           -------------
                  Total liabilities and stockholders' equity               $ 210,812,574
                                                                           =============


                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                            THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                      -----------------------------
                                                                          2001              2000
                                                                      -----------       -----------
Interest income:
       Loans                                                          $ 5,037,451         2,270,781
       Securities available for sale                                      314,647           284,645
       Other interest-earning assets                                      515,326           162,822
                                                                      -----------       -----------
             Total interest income                                      5,867,424         2,718,248
                                                                      -----------       -----------
Interest expense:
       Deposits                                                         3,474,805         1,407,198
       Other borrowings                                                    11,469                --
                                                                      -----------       -----------
             Total interest expense                                     3,486,274         1,407,198
                                                                      -----------       -----------
Net interest income                                                     2,381,150         1,311,050
       Provision for loan losses                                          661,000           243,000
                                                                      -----------       -----------
Net interest income after provision for loan losses                     1,720,150         1,068,050
                                                                      -----------       -----------
Noninterest income:
       Service charges on deposit accounts                                 94,956            59,407
       Other service charges and fees                                     147,637            63,350
       Earnings on bank owned life insurance                               39,168                --
       Net gain on sale of securities available for sale                   63,197                --
                                                                      -----------       -----------
             Total noninterest income                                     344,958           122,757
                                                                      -----------       -----------
Noninterest expense:
       Salaries and employee benefits                                   1,222,834           481,238
       Occupancy and equipment expense                                    456,821           225,114
       Data processing                                                    181,044            62,531
       Printing and office supplies                                        78,232            38,814
       Marketing and advertising                                           51,077            46,582
       Professional fees                                                   84,898            24,496
       Telephone                                                           52,424            21,136
       Travel and entertainment                                            26,341            22,444
       Other                                                              221,404            92,179
                                                                      -----------       -----------
             Total noninterest expense                                  2,375,075         1,014,534
                                                                      -----------       -----------
(Loss) earnings before income tax (credit) provision                     (309,967)          176,273
       Income tax (credit) provision                                     (118,116)           70,509
                                                                      -----------       -----------
Net (loss) earnings                                                   $  (191,851)          105,764
                                                                      ===========       ===========
Basic (loss) earnings per share                                       $      (.09)              .12
                                                                      ===========       ===========
Weighted-average number of common shares outstanding for basic          2,232,160           890,298
                                                                      ===========       ===========
Diluted (loss) earnings per share                                     $      (.09)              .12
                                                                      ===========       ===========
Weighted-average number of common shares outstanding for diluted        2,232,160           906,386
                                                                      ===========       ===========

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                    ----------------------------
                                                                        2001             2000
                                                                    -----------      -----------
Interest income:
       Loans                                                        $ 9,069,018        3,901,230
       Securities available for sale                                    627,235          506,148
       Other interest-earning assets                                  1,015,089          268,492
                                                                    -----------      -----------

             Total interest income                                   10,711,342        4,675,870
                                                                    -----------      -----------

Interest expense:
       Deposits                                                       6,200,072        2,331,822
       Other borrowings                                                  11,469           42,859
                                                                    -----------      -----------

             Total interest expense                                   6,211,541        2,374,681
                                                                    -----------      -----------

Net interest income                                                   4,499,801        2,301,189

       Provision for loan losses                                      1,145,000          421,000
                                                                    -----------      -----------

Net interest income after provision for loan losses                   3,354,801        1,880,189
                                                                    -----------      -----------

Noninterest income:
       Service charges on deposit accounts                              168,141          112,047
       Other service charges and fees                                   209,715          103,241
       Earnings on bank owned life insurance                             78,336               --
       Net gain on sale of securities available for sale                459,267               --
                                                                    -----------      -----------

             Total noninterest income                                   915,459          215,288
                                                                    -----------      -----------

Noninterest expense:
       Salaries and employee benefits                                 2,100,534          905,692
       Occupancy and equipment expense                                  781,736          444,468
       Data processing                                                  288,520          118,861
       Printing and office supplies                                     140,081           66,295
       Marketing and advertising                                        115,131           89,644
       Professional fees                                                155,487           48,754
       Telephone                                                         91,265           40,372
       Travel and entertainment                                          50,407           38,265
       Other                                                            368,206          149,255
                                                                    -----------      -----------

             Total noninterest expense                                4,091,367        1,901,606
                                                                    -----------      -----------

Earnings before income tax provision                                    178,893          193,871
                                                                    -----------      -----------

       Income tax provision                                              64,521           77,549
                                                                    -----------      -----------

Net earnings                                                        $   114,372          116,322
                                                                    ===========      ===========
Basic earnings per share                                            $       .06              .13
                                                                    ===========      ===========
Weighted-average number of common shares outstanding for basic        1,993,340          888,830
                                                                    ===========      ===========
Diluted earnings per share                                          $       .06              .13
                                                                    ===========      ===========
Weighted-average number of common shares outstanding for diluted      2,010,797          904,918
                                                                    ===========      ===========

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                            -------------------------------
                                                                                2001               2000
                                                                            ------------       ------------
Cash flows from operating activities:
      Net earnings                                                          $    114,372            116,322
      Adjustments to reconcile net earnings to net cash
        provided by operating activities:
            Provision for loan losses                                          1,145,000            421,000
            Depreciation and amortization                                        304,295            153,321
            Amortization of goodwill                                               8,720                 --
            Net gain on sale of securities available for sale                   (459,267)                --
            Deferred income tax (credit) provision                              (128,770)            77,549
            Net amortization of premiums and discounts on                         (3,876)           (19,545)
            securities
            Common stock issued as compensation                                   11,250              3,750
            Increase in accrued interest receivable                             (233,229)          (311,617)
            Increase in other assets                                            (356,983)           (85,826)
            Increase in official checks                                        1,063,192          2,578,487
            Increase in accrued interest payable and other liabilities           328,235            229,623
                                                                            ------------       ------------
                Net cash provided by operating activities                      1,792,939          3,163,064
                                                                            ------------       ------------

Cash flows from investing activities:
      Principal repayments of securities available for sale                      134,123             74,314
      Purchases of securities available for sale                             (23,238,706)        (4,382,980)
      Proceeds from sale of securities available for sale                     12,164,527                 --
      Maturities and calls of securities available for sale                   11,800,000                 --
      Net increase in loans                                                  (77,940,265)       (41,622,457)
      Purchase of premises and equipment                                      (2,169,596)        (2,292,779)
      Net proceeds from sale of premises and equipment                         1,214,813                 --
      Cash and cash equivalents acquired in connection with merger
        with Peninsula Bancorp, Inc.                                          12,127,396                 --
                                                                            ------------       ------------
                Net cash used in investing activities                        (65,907,708)       (48,223,902)
                                                                            ------------       ------------

Cash flows from financing activities:
      Net increase in deposits                                                91,316,903         56,759,442
      Net increase in other borrowings                                           612,000                 --
      Net decrease in Federal funds purchased                                         --         (6,000,000)
      Proceeds from issuance of common stock, net                              5,833,665             84,345
                                                                            ------------       ------------
                Net cash provided by financing activities                     97,762,568         50,843,787
                                                                            ------------       ------------

Net increase in cash and cash equivalents                                     33,647,799          5,782,949

Cash and cash equivalents at beginning of period                              27,313,217          4,519,649
                                                                            ------------       ------------

Cash and cash equivalents at end of period                                  $ 60,961,016         10,302,598
                                                                            ============       ============


                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                        -------------------------------
                                                                            2001               2000
                                                                        ------------       ------------

Supplemental disclosures of cash flow information:
      Cash paid during the period for:

        Interest                                                        $  6,048,328          2,261,860
                                                                        ============       ============

        Income taxes                                                    $         --                 --
                                                                        ============       ============

Noncash financing and investing activities -
      Change in accumulated other comprehensive income (loss),
      unrealized loss on securities available for sale, net of tax      $   (142,107)          (106,023)
                                                                        ============       ============

Transfer of loans to foreclosed real estate                             $     87,950                 --
                                                                        ============       ============

Assets and liabilities acquired in connection with merger with Peninsula Bancorp, Inc. in 2001:

        Securities available for sale                                   $  3,889,828
                                                                        ============
        Loans, net                                                      $ 42,739,715
                                                                        ============
        Premises and equipment                                          $  2,054,205
                                                                        ============
        Deposits                                                        $ 50,159,917
                                                                        ============
        Other borrowings                                                $  1,457,000
                                                                        ============
        Other assets, net of other liabilities                          $     54,342
                                                                        ============
        Goodwill                                                        $  1,046,441
                                                                        ============
        Common stock issued                                             $ 10,295,010
                                                                        ============


                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2001


                                                                                                    ACCUMULATED
                                                                                                       OTHER
                                                                  ADDITIONAL                          COMPRE-            TOTAL
                                                  COMMON           PAID-IN          ACCUMULATED        HENSIVE        STOCKHOLDERS'
                                                  STOCK            CAPITAL            DEFICIT          INCOME            EQUITY
                                               -----------        ----------         ---------     --------------     -------------
Balance at December 31, 2000                   $ 1,720,098        25,173,184         (825,699)          283,362        26,350,945

Comprehensive income:

    Net earnings (unaudited)                            --                --          114,372                --           114,372

    Net change in unrealized gain on
       securities available for sale, net
       of tax of $76,399 (unaudited)                    --                --               --          (142,107)         (142,107)
                                                                                                                      -----------

    Comprehensive income (loss)                                                                                           (27,735)

Common stock issued as
    compensation (unaudited)                           750            10,500               --                --            11,250

Sale of common stock in connection
    with 401(k) Profit Sharing Plan
    (unaudited)                                      7,816           109,424               --                --           117,240

Sale of common stock in connection
    with Employee Stock Purchase
    Plan (unaudited)                                 5,548            77,672               --                --            83,220


Proceeds from common stock offering,
    net of offering costs of $4,786
    (unaudited)                                     41,101           632,280               --                --           673,381


Common stock issued in connection
    with private placement offering
    (unaudited)                                    292,615         4,667,209               --                --         4,959,824

Common stock issued in connection
    with merger with Peninsula
    Bancorp, Inc. (unaudited)                      623,940         9,671,070               --                --        10,295,010
                                               -----------       -----------      -----------       -----------       -----------

Balance at June 30, 2001 (unaudited)           $ 2,691,868        40,341,339         (711,327)          141,255        42,463,135
                                               ===========       ===========      ===========       ===========       ===========


                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL. In the opinion of the management of Southern Community Bancorp and its subsidiaries (the "Company" or "Southern"), the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2001 and 2000, and the results of operations for the three-month and six-month periods then ended and statement of cash flows for the six-month periods then ended. The results of operations and other data for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

Southern Community Bancorp (the "Holding Company") owns 100% of the outstanding common stock of Southern Community Bank (the "Orlando Bank"), Southern Community Bank of Southwest Florida (the "Bonita Springs Bank") and Peninsula Bank of Central Florida ("Peninsula"). The banks are state chartered commercial banks and their deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") through the Bank Insurance Fund. The Orlando Bank offers a variety of financial services to individual and corporate customers through its banking offices located in Orange and Seminole Counties, Florida. During the quarter ended June 30, 2001 the Orlando Bank opened a loan production office in Palm Beach County, Florida. The Bonita Springs Bank commenced banking operations on January 2, 2001 and offers a variety of financial services to individual and corporate customers through its banking offices located in Lee County and Collier County, Florida. Peninsula was acquired by the Company on April 30, 2001 as a result of the Company's merger with Peninsula Bancorp, Inc. and offers a variety of financial services to individual and corporate customers through its banking offices located in Volusia County, Florida.

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

2. LOAN IMPAIRMENT AND LOSSES. The Company performs a quarterly loan loss analysis to also identify impaired loans as defined by SFAS 114 and 118. The Company's impaired loans were as follows (in thousands):

                                           AT JUNE 30,    AT DECEMBER 31,
                                               2001            2000
                                           -----------    ---------------

Gross loans with no related allowance         $   --             --
Gross loans with related allowance             2,417             --
Less: Allowance on the loans (121)                --
                                              ------           ----

Net investment in impaired loans              $2,296             --
                                              ======           ====

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The average net investment in collateral dependent impaired loans and interest income recognized and received on these loans was as follows (in thousands):


                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       JUNE 30,                   JUNE 30,
                                                  ------------------         -----------------
                                                    2001      2000            2001        2000
                                                    ----      ----            ----        ----
Average net investment in impaired loans          $2,285        --           1,492           0
                                                  ======      ====          ======      ======
Interest income recognized on impaired loans      $    2        --              45          --
                                                  ======      ====          ======      ======
Interest income received on impaired loans        $    2        --              45          --
                                                  ======      ====          ======      ======



An analysis of the change in the allowance for loan losses was as follows:

                                          THREE MONTHS ENDED
                                              JUNE 30,
                                    -----------------------------
                                        2001              2000
                                    -----------       -----------

Balance at beginning of period      $ 2,278,983           799,000
Provision charged to earnings           661,000           243,000
Allowance acquired upon merger          537,355                --
Charge-offs                             (11,723)               --
                                    -----------       -----------
Balance at end of period            $ 3,465,615         1,042,000
                                    ===========       ===========


                                           SIX MONTHS ENDED
                                              JUNE 30,
                                    ------------------------------
                                        2001              2000
                                    -----------       -----------

Balance at beginning of period      $ 1,794,983           621,000
Provision charged to earnings         1,145,000           421,000
Allowance acquired upon merger          537,355                --
Charge-offs                             (11,723)               --
                                    -----------       -----------

Balance at end of period            $ 3,465,615         1,042,000
                                    ===========       ===========

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

3. (LOSS) EARNINGS PER SHARE . (Loss) earnings per share o common stock were computed on the basis of the weighted-average number of shares of common stock outstanding. For the six months ended June 30, 2001 and for the three and six months ended June 30, 2000, diluted earnings per share were computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. Such options were antidilutive for the three months ended June 30, 2001. The following table presents the calculations of earnings per share:


                                                                             THREE  MONTHS ENDED JUNE 30,
                                                                   ----------------------------------------------
                                                                                       2000
                                                                   ----------------------------------------------
                                                                                       WEIGHTED-             PER
                                                                                        AVERAGE             SHARE
                                                                   EARNINGS              SHARES            AMOUNT
                                                                   --------              ------            ------
Basic earnings per share:
     Net earnings available to common stockholders                  $105,764             890,298            $ .12
                                                                    ========            ========            =====
Effect of dilutive securities-
     Incremental shares from assumed exercise of options                                  16,088
                                                                                        --------
Diluted earnings per share:
     Net earnings available to common stockholders                  $105,764             906,386            $ .12
                                                                    ========            ========            =====





                                                                   SIX  MONTHS ENDED JUNE 30,
                                         ----------------------------------------------------------------------------
                                                       2001                                       2000
                                         -----------------------------------       ----------------------------------
                                                                    WEIGHTED-                    WEIGHTED-      PER
                                                                     AVERAGE                      AVERAGE       SHARE
                                         EARNINGS        SHARES       AMOUNT       EARNINGS        SHARES      AMOUNT
                                         --------        ------       ------       --------        ------      ------


Basic earnings per share:
     Net earnings available
             to common stockholders      $ 114,372      1,993,340      $ .06      $ 116,322        888,830      $ .13
                                                                       =====                                    =====
Effect of dilutive securities-
     Incremental shares from
             assumed exercise of
             options                                       17,457                    16,088
                                                        ---------                 ---------
Diluted earnings per share:
     Net earnings available to
             common stockholders
             and assumed conversion      $ 114,372      2,010,797      $ .06      $ 116,322        904,918      $ .13
                                         =========      =========      =====      =========      =========      =====


                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED


4. REGULATORY CAPITAL. The Holding Company, the Orlando Bank, the Bonita Springs Bank and Peninsula are required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2001 of the regulatory capital requirements and the actual capital on a percentage basis:


                                                                                     REGULATORY
                                                                     ACTUAL          REQUIREMENT
                                                                     ------          -----------

        Total capital to risk-weighted assets
                 Consolidated                                         13.69%              8.00%
                 Bonita Springs Bank                                  19.40%              8.00%
                 Orlando Bank                                         10.67%              8.00%
                 Peninsula                                            17.82%              8.00%

        Tier I capital to risk-weighted assets
                 Consolidated                                         12.61%              4.00%
                 Bonita Springs Bank                                  18.52%              4.00%
                 Orlando Bank                                          9.58%              4.00%
                 Peninsula                                            16.67%              4.00%

        Tier I capital to total assets - leverage ratio
                 Consolidated                                         12.48%              4.00%
                 Bonita Springs Bank                                  19.91%              4.00%
                 Orlando Bank                                          9.01%              4.00%
                 Peninsula                                            15.88%              4.00%



                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED


5. OTHER EVENTS. On December 18, 2000, the Holding Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Peninsula Bancorp, Inc., pursuant to which Peninsula agreed to merge with and into the Holding Company. Peninsula is the parent company of Peninsula Bank of Central Florida (Peninsula"), a state bank with three offices in Volusia County, Florida. The merger was consummated on April 30, 2001. Under the terms of the Merger Agreement, each share of Peninsula common stock was converted into 0.625 shares of the common stock of the Holding Company. The Holding Company issued 623,940 shares of common stock in connection with this transaction. The Holding Company accounted for this transaction using the purchase method of accounting.

The results for the three months and six months ended June 30, 2001 include the results of Peninsula from the date of acquisition. The excess purchase price over fair market value of the net assets acquired of $1.0 million was allocated to goodwill which is being amortized over twenty years. However, the Company will adopt FASB 142, GOODWILL AND OTHER INTANGIBLE ASSETS on January 1, 2002. Under this standard, goodwill amortization will cease and the asset will be evaluated periodically for impairment. The unaudited proforma results below assume the acquisition at the beginning of all periods presented (dollars in thousands, except per share amounts):


                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                JUNE 30,               JUNE 30,
                            ----------------        ---------------
                            2001        2000        2001       2000
                            ----        ----        ----       ----

Interest income          $ 6,189       3,488      12,004      6,147
                                                              =====

Net interest income      $ 2,504       1,732       5,082      3,094
                                                              =====

Net (loss) earnings      $  (205)        150          66        189
                         =======       =====      ======      =====

Earnings per share:
         Basic           $  (.09)        .10         .02        .13
                         =======       =====      ======      =====
         Diluted         $  (.09)        .10         .02        .13
                         =======       =====      ======      =====

In management's opinion, the unaudited proforma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the three months and six months periods ended June 30, 2000 or of future operations of the combined entities under the ownership and management of the Company.

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2001 and 2000 and for the three-month and six-month periods ended June 30, 2001 and 2000, presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Southern Community Bancorp
Orlando, Florida:

            We have reviewed the accompanying condensed consolidated balance sheets of Southern Community Bancorp and Subsidiaries (the "Company") as of June 30, 2001 and 2000, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2001 and 2000, the related condensed consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000, and the related condensed consolidated statement of stockholders' equity for the six-month period ended June 30, 2001. These financial statements are the responsibility of the Company's management.

            We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the Unites States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

            Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

            We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 2, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

    HACKER, JOHNSON & SMITH PA
Orlando, Florida
July 13, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        This Form 10-QSB contains "forward looking statements" which represent Southern's expectations and beliefs including, but not limited to, statements concerning Southern's operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "estimate", "anticipate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward looking statements. The statements by their nature involve substantial risks and uncertainties, certain of which are beyond Southern's control, and actual results may differ materially depending on a variety of important factors, including but not limited to the potential impact of changes in interest rates, competition, credit risks and collateral, changes in local or regional economic conditions, the ability of Southern to continue its growth strategy, dependence on management and key personnel, and regulatory supervision.

MERGER WITH PENINSULA BANCORP, INC.

 On December 18, 2000, Southern entered into an Agreement and Plan of Merger with Peninsula Bancorp, Inc. Peninsula is the parent company of Peninsula Bank of Central Florida, a state bank with three offices in Volusia County, Florida. The merger was consummated on April 30, 2001.

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

 Southern issued a total of 623,940 shares pursuant to the terms of the merger.

 Southern accounted for this transaction using the purchase method of accounting. Accordingly, the results of operations of Peninsula are included in the consolidated financial statements from the date of acquisition.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Southern had net loss for the second quarter of 2001 of $(192,000) compared to earnings of $106,000 for the same period in 2000. Loss before income taxes in the second quarter of 2001 was $(310,000) compared to earnings of $176,000 for the second quarter of 2000.

Southern's results of operations for the second quarter of 2001 were adversely affected by a decline in Southern's net interest margin which decreased from approximately 4.5% during the second quarter of 2000 to 3.1% for the second quarter of 2001. This decrease was due to an overall decline of interest rates during this period which reduced the yields on Southern's loan portfolio and investment portfolio more rapidly than the rates paid by Southern on its interest bearing liabilities. The net interest margin was also adversely affected by two other factors. First, Southern continues to have a relatively high level of liquid assets (such as federal funds sold) which have relatively low yields. Southern plans to address this issue by seeking new loans at each of its banks. Second, many of Southern's deposit products have relatively high interest rates. This was due to Southern's efforts to increase deposits during the second half of 2000. Southern expects this issue will be addressed by the repricing of these deposits over the next 6 months.

Earnings for the second quarter of 2001 were positively impacted by the sale of a portion of Southern's investment securities which generated a gain of $63,000.

Earnings were adversely affected by Southern's decision to increase its allowance for loan losses from approximately 1% of the total loans at June 30, 2000 to approximately 1.25% of the total loans at June 30, 2001.

NET INTEREST INCOME. Southern's operating results depend primarily on Southern's net interest income, which is a difference between interest income on interest earning assets and interest expense on interest bearing liabilities. Net interest income is determined by the difference between yields earned on interest earning assets and rates paid on interest bearing liabilities and the relative amounts of interest earning assets and interest bearing liabilities. Southern's interest rates spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, Southern's net (loss) earnings are also affected by the level of non-performing loans and foreclosed real estate, as well as the level of its non-interest income, and its non-interest expenses, such as salaries and employee benefits.

Interest income for the second quarter of 2001 was $5.9 million, compared to $2.7 million for the second quarter of 2000. The growth in interest income reflects the growth in Southern's assets, which grew from $137.5 million at June 30, 2000 to $372.3 million at June 30, 2001. During the same period, net loans grew from $102.6 million to $270.2 million. The increase in assets and loans is primarily attributable to the expansion of Southern's business in the Orlando market, the formation of the Bonita Springs bank in January 2001 and the acquisition of Peninsula Bank in the second quarter of 2001.

Interest expense was $3.5 million for the second quarter of 2001 compared with $1.4 million for the second quarter of 2000. The increase in interest expense is primarily due to the higher level of deposits which were used to support the growth in loans.

As discussed above, Southern's net interest margin decreased from approximately 4.5% for the second quarter of 2000 to approximately 3.1% for the second quarter of 2001. The adverse change in the net interest margin reflects the impact of the decrease in interest rates in the economy, which reduced the yield on the Company's loans and investment securities more rapidly than the yields paid by Southern on its deposits and other interest bearing liabilities. The net interest margin was also adversely affected by Southern's relatively high level of liquid assets, such as federal funds sold. Southern's goal is to utilize these liquid assets to fund loan growth during the balance of this year and thereafter.

NON-INTEREST INCOME. Non-interest income in the second quarter of 2001 totaled
     $345,000, compared with $123,000 in 2000. Customer service charges totaled $95,000 in 2001, up from $59,000 in 2000, due to an increase in the number of deposit accounts. Other service charges and fees totaled $148,000 in 2001, up from $63,000 in 2000. This increase was primarily caused by an increase in insurance referral fees as well as overall growth of Southern. Gain on sale of securities available for sale totaled $63,000 in 2001, compared to $0 in 2000. Earnings on bank owned life insurance totaled $39,000 in 2001, compared to $0 in 2000.

PROVISION FOR LOAN LOSSES. The provision for loan losses totaled $661,000 in the second quarter of 2001 compared to $243,000 in 2000. The increase in the provision for loan losses reflects the growth in Southern's loan portfolio as well as Southern's decision to increase its allowance for loan losses from approximately 1% at June 30, 2000 to approximately 1.25% at June 30, 2001. See "Allowance and Provision for Loan Losses."

NON-INTEREST EXPENSES. Non-interest expenses for the second quarter of 2001 totaled $2.4 million, up 134% from $1.0 million in 2000. Non-interest expenses included the following:

         o Salaries and employee benefits represented 51% of total non-interest expenses in 2001. Salaries and employee benefits increased 154% to $1,223,000 in 2001 from $481,000 in 2000. These increases were the result of additional employees resulting from the opening of Bonita Springs Bank and the acquisition of Peninsula Bank, salary increases and higher benefit costs.

         o Occupancy and equipment expense in 2001 totaled $457,000 up 103% from $225,000 in 2000. The increase was primarily due to the effect of the addition of the branches of the Bonita Springs bank and Peninsula Bank which were not present in 2000.

         o Other non-interest expenses for the second quarter of 2001 totaled $695,000, up 225% from $309,000 in 2000. Other non-interest expenses included data processing, printing and office supplies, marketing and advertising, professional fees and other expenses.

INCOME TAX (CREDIT) PROVISION. The income tax (credit) provision totaled
     $(118,000) in 2001 (an effective rate of 38.1%) compared with $71,000 in 2000 (an effective rate of 40.0%).

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Southern had net earnings for the six months ended June 30, 2001 of $114,000 compared to earnings of $116,000 for the same period in 2000. Earnings before income taxes for the six-months ended June 30, 2001 were $179,000 compared to $194,000 for the comparable period in 2000.

Southern's results of operations for the six months ended June 30, 2001 were adversely affected by a decline in Southern's net interest margin which decreased from approximately 4.6% during the six months ended June 30, 2000 to 3.5% for the six months ended June 30, 2001. This decrease was due to an overall decline of interest rates during this period which reduced the yields on Southern's loan portfolio and investment portfolio more rapidly than the rates paid by Southern on its interest bearing liabilities. The net interest margin was also adversely affected by two other factors. First, Southern continues to have a relatively high level of liquid assets (such as federal funds sold) which have relatively low yields. Southern plans to address this issue by seeking new loans at each of its banks. Second, many of Southern's deposit products have relatively high interest rates. This was due to Southern's efforts to increase deposits during the second half of 2000. Southern expects this issue will be addressed by the repricing of these deposits over the next 6 months.

Earnings for the six months ended 2001 were positively impacted by the sale of a portion of Southern's investment securities which generated a gain of $459,000.

Earnings were also adversely affected by Southern's decision to increase its allowance for loan losses from approximately 1% of the total loans at June 30, 2000 to approximately 1.25% of the total loans at June 30, 2001.

NET INTEREST INCOME. Interest income for the six months ended June 30, 2001 was $10.7 million, compared to $4.7 million for the six months ended June 30, 2000. The growth in interest income reflects the growth in Southern's assets, which grew from $137.5 million at June 30, 2000 to $372.3 million at June 30, 2001. During the same period, net loans grew from $102.6 million to $270.2 million. The increase in assets and loans is primarily attributable to the expansion of Southern's business in the Orlando market, the formation of the Bonita Springs bank in January 2001 and the acquisition of Peninsula Bank in the second quarter of 2001.

Interest expense was $6.2 million for the six months ended June 30, 2001 compared with $2.4 million for the six months ended June 30, 2000. The increase in interest expense is primarily due to the higher level of deposits which were used to support the growth in loans.

As discussed above, Southern's net interest margin decreased from approximately 4.6% for the six months ended June 30, 2000 to approximately 3.5% for the six months ended June 30, 2001. The adverse change in the net interest margin reflects the impact of the decrease in interest rates in the economy, which reduced the yield on the Company's loans and investment securities more rapidly than the yields paid by Southern on its deposits and other interest bearing liabilities. The net interest margin was also adversely affected by Southern's relatively high level of liquid assets, such as federal funds sold. Southern's goal is to utilize these liquid assets to fund loan growth during the balance of this year and thereafter.

NON-INTEREST INCOME. Non-interest income in the six months ended June 30, 2001 totaled $915,000, compared with $215,000 in 2000. Customer service charges totaled $168,000 in 2001, up from $112,000 in 2000, due to an increase in the number of deposit accounts. Other service charges and fees totaled $210,000 in 2001, up from $103,000 in 2000. This increase was primarily caused by an increase in insurance referral fees as well as overall growth of Southern. Gain on sale of securities available for sale totaled $459,000 in 2001, compared to $0 in 2000. Earnings on bank owned life insurance totaled $78,000 in 2001, compared to $0 in 2000.

PROVISION FOR LOAN LOSSES. The provision for loan losses totaled $1,145,000 for the six months ended June 30, 2001 compared to $421,000 in 2000. The increase in the provision for loan losses reflects the growth in Southern's loan portfolio as well as Southern's decision to increase its allowance for loan losses from approximately 1% at June 30, 2000 to approximately 1.25% at June 30, 2001. See "Allowance and Provision for Loan Losses."

NON-INTEREST EXPENSES. Non-interest expenses for the six months ended June 30, 2001 totaled $4.1 million, up 115% from $1.9 million in 2000. Non-interest expenses included the following:

         o Salaries and employee benefits represented 51% of total non-interest expenses in 2001. Salaries and employee benefits increased 132% to $2,101,000 in 2001 from $906,000 in 2000. These increases were the result of additional employees resulting from the opening of the Bonita Springs bank and the acquisition of Peninsula Bank, salary increases and higher benefit costs.

         o Occupancy and equipment expense in 2001 totaled $782,000 up 76% from $444,000 in 2000. The increase was primarily due to the effect the addition of the branches of the Bonita Springs bank and Peninsula Bank which were not present in 2000.

         o Other non-interest expenses for the six months ended June 30, 2001 totaled $1,208,000, up 119% from $552,000 in 2000. Other non-interest expenses included data processing, printing and office supplies, marketing and advertising, professional fees and other expenses.

INCOME TAX PROVISION. The income tax provision totaled $65,000 in 2001 (an effective rate of 36.1%) compared with $78,000 in 2000 (an effective rate of 40.0%).

CAPITAL EXPENDITURES

Southern makes capital expenditures in order to improve its ability to provide quality services to its customers. Capital expenditures for the six months ended June 30, 2001 equaled $2.2 million compared to $2.3 million in 2000. Most of these costs are related to purchase and construction of new branches.

ASSET QUALITY AND CREDIT RISK

SECURITIES AVAILABLE FOR SALE. Southern maintains a high quality investment portfolio including securities of U.S. government entities and mortgage-backed securities. Southern believes that the securities have very little risk of default. At June 30, 2001, all of the securities held in Southern's investment portfolio were classified available for sale and were rated "A" or better (with a majority rated triple "A"). A rating of "A" or better means that the bonds are of "upper medium grade, with strong ability to repay, possibly with some susceptibility to adverse economic conditions or changing circumstances." Ratings are assigned by independent rating agencies and are subject to the accuracy of reported information concerning the issuers and the subjective judgment and analysis of the rating agencies. They are not a guarantee of collectibility.

The following table sets forth information regarding the composition of the investment portfolio for June 30, 2001 and 2000:

                              INVESTMENT PORTFOLIO

                                                JUNE 30,
                                         -------------------
                                           2001       2000
                                         -------      ------
                                           (IN THOUSANDS)

Securities of other U.S. Government
  agencies and corporations              $20,153      16,163
                                         -------      ------

Mortgage-backed securities                 1,857          --
                                         -------      ------

Total                                    $22,010      16,163
                                         =======      ======

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

         As of June 30, 2001, approximately 73% of Southern's loans were real estate loans secured by real estate in Florida. This level of concentration could present a potential credit risk to Southern because the ultimate collectibility of these loans is susceptible to adverse changes in real estate market conditions in this market. Southern has sought to address this risk by limiting most loans to a maximum of 70% of the appraised value of the underlying real estate and maximum amortization schedules of 20 years.

         The following table divides Southern's loan portfolio into four categories. Most of the loans are short-term and may be renewed or rolled over at maturity. At that time, Southern undertakes a complete review of the borrower's credit worthiness and the value of any collateral. If these items are satisfactory, Southern will generally renew the loan at prevailing interest rates.

                                 TYPES OF LOANS

                                                    JUNE 30,
                                           ------------------------
                                             2001           2000
                                           ---------       --------
                                           (AMOUNTS IN THOUSANDS)

Commercial, financial and agriculture         56,474         24,595

commercial real estate - mortgage            160,769         67,287

residential real estate - mortgage            38,977          8,226

installment loans                             18,989          4,009

overdrafts                                       148              8
                                           ---------       --------

         Gross loans                         275,357        104,125

Less:
Allowance for loan losses                     (3,466)        (1,042)

Deferred fees and other discounts             (1,710)          (519)
                                           ---------       --------

         Total loans                       $ 270,181        102,564
                                           =========       ========

         COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS. Southern primarily makes commercial, financial and agricultural loans to businesses located in Florida. The credit risk associated with business lending is influenced by general economic conditions, the deterioration in a borrower's capital position resulting in increasing debt to equity ratios, deterioration in a borrower's cash position resulting in a liquidity problem, and decreasing revenues due to inefficient operations of the borrower. These loans are generally secured by corporate assets, marketable securities or other liquid financial instruments. These loans totaled approximately $56.5 million or 20.5% of total loans at June 30, 2001, compared with $24.6 million or 23.6% of total loans at June 30, 2000.

         COMMERCIAL REAL ESTATE MORTGAGE LOANS. Southern makes real estate loans secured by commercial real estate, including loans to acquire or refinance office buildings, warehouses and apartments. These loans generally require a loan to value of not more than 75%. Most of these loans have a maturity of five years or less. Almost all of these loans are secured by real property located in Florida. These loans totaled $160.8 million, or 58.4% of total loans at June 30, 2001 compared with $67.3 million or 64.6% of total loans at June 30, 2000. Risks associated with commercial real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

         RESIDENTIAL REAL ESTATE MORTGAGE LOANS. Residential real estate mortgage loans totaled $39.0 million, or 14.2% of total loans at June 30, 2001, compared with $8.2 million, or 7.9% at June 30, 2000. Residential real estate mortgage loans are predominately adjustable rate home mortgages which generally require a loan-to-collateral value of not more than 90% and equity credit lines which generally limit the loan-to-collateral value to not more than 90%. Most loans have a maximum term of five to seven years. Almost all of the residential real estate mortgage loans are secured by homes in Florida. Risks associated with residential real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

         INSTALLMENT LOANS. Southern offers consumer loans and personal and secured loans. The security for these loans ordinarily consists of automobiles, consumer goods, marketable securities, certificates of deposit and similar items. These loans totaled approximately $19.0 million, or 6.9% of total loans, on June 30, 2001, compared with $4.0 million, or 3.9% of total loans, on June 30, 2000. Risks associated with installment loans include loss of employment of borrowers, declines in the financial condition of borrowers resulting in delinquencies, and rapid depreciation of loan collateral.

         COMMITMENTS. Southern had legally binding commitments to extend credit of $87.9 million at June 30, 2001.

NON-PERFORMING ASSETS AND PAST DUE LOANS

         Non-performing assets consist of non-accrual loans and residential and commercial properties acquired in partial or total satisfaction of problem loans which are known as "other real estate owned" or "OREO." Past due loans are loans that are delinquent 30 days or more which are still accruing interest.

         Southern's credit review and approval process is critical to Southern's ability to minimize non-performing assets on a long term basis. In addition to the negative impact on interest income, non-performing assets also increase operating costs due to the expense of collection efforts. It is Southern's policy to place all loans which are past due 90 days or more on non-accrual status, subject to exceptions made on a case by case basis.

         The following table presents Southern's non-performing assets and past due loans for 2001 and 2000.

                 NON-PERFORMING ASSETS AND 90 DAY PAST DUE LOANS

                                          JUNE 30,
                                     -------------------
                                      2001          2000
                                     ------         ----
                                  (AMOUNTS IN THOUSANDS)

Non-accrual loans                    $3,079          --
                                     ------         ---

OREO, net                                88          --
                                     ------         ---

Total non-performing assets          $3,167          --
                                     ======         ===

Accruing loans past due 90 days      $1,231         541
                                     ======         ===


         Of the total loan portfolio of $275.4 million at June 30, 2001, $4.4 million or 1.6%, was non-performing or past due 90 days, or an increase of $3.9 million from June 30, 2000. Non-performing loans at June 30, 2001 primarily consisted of commercial and residential real estate loans. The increase in non-performing loans reflects the growth in Southern's loan portfolio and the maturing of the loan portfolio. A significant portion of the non-accrual loans consists of two commercial real estate loans. Southern believes that its exposure on these loans is limited because the loans are secured by first mortgages on the underlying real estate.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

         Southern evaluates the adequacy of its allowance for loan losses as part of its ongoing credit review and approval process. The review process is intended to identify, as early as possible, customers who may be facing financial difficulties. Once identified, the extent of the client's financial difficulty is carefully monitored by Southern's loan review officer, who recommends to the directors loan committee the portion of any credit that needs a specific reserve allocation or should be charged off. Other factors considered by the loan committee in evaluating the adequacy of the allowance include overall loan volume, historical net loan loss experience, the level and composition of non-accrual and past due loans, local economic conditions, and value of any collateral. From time to time, specific amounts of the reserve are designated for certain loans in connection with the loan committee's review officer's analysis of the adequacy of the allowance for loan losses.

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

         Management relied on these factors, as well as its assessment of the financial condition of specific clients facing financial difficulties, in deciding to increase the allowance for loan losses to $3.5 million at June 30, 2001, from $1.8 million at December 31, 2000 and $1.0 million at June 30, 2000. The increase in the allowance for loan losses results from overall growth of the loan portfolio, the acquisition of Peninsula which was consummated in the second quarter of 2001, and the decision to increase the allowance to approximately 1.25% of total loans.

FINANCIAL CONDITION

         Southern's goal is to maintain a high quality and liquid balance sheet. Southern seeks to achieve this objective through increases in collateralized loans, a strong portfolio of real estate loans and a stable portfolio of investment securities of high quality.

         SECURITIES AVAILABLE FOR SALE. On June 30, 2001, securities available for sale were $22.0 million or 6.5% of total earning assets. Southern's strategy for its investment account is to maintain a high quality portfolio. The investment portfolio, all of which has been classified as available for sale, increased 36% from $16.2 million in the second quarter of 2000 to $22.0 million in the second quarter of 2001. The increase results primarily from the acquisition of Peninsula in the second quarter of 2001.

         LOANS. Loans were $270.2 million as of June 30, 2001, compared to $102.6 million as of June 30, 2000. See "Asset Quality and Credit Risk -- Loans," above.

         INTEREST-BEARING LIABILITIES. Interest bearing liabilities primarily consisted of deposits and other borrowings. Total interest-bearing liabilities were $295.3 million at June 30, 2001, up from $106.4 million at June 30, 2000. Savings, money market and NOW deposits increased from $31.8 million to $145.8 million or 458%. There was also a significant increase in time deposits, which grew from $74.7 million to $147.5 million or 97.4%. The growth in Southern's deposits is due to the opening of the Bonita Springs bank and the acquisition of Peninsula Bank and Southern's marketing efforts to obtain additional deposits to fund loan growth during this period.

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

         Regular monitoring of assets and liabilities that are rate sensitive within 30 days, 90 days, 180 days and one year is an integral part of Southern's rate-sensitivity management process. It is Southern's policy to maintain a reasonable balance of rate-sensitive assets and liabilities on a cumulative one year basis, thus minimizing net interest income exposure to changes in interest rates. Southern's sensitivity position at June 30, 2001 was such that net interest income would increase modestly if there were an increase in short-term interest rates.

         Southern monitors the interest rate risk sensitivity with traditional gap measurements. The gap table has certain limitations in its ability to accurately portray interest sensitivity; however, it does provide a static reading of Southern's interest rate risk exposure.

         As of June 30, 2001, Southern was liability sensitive (interest sensitive liabilities subject to repricing exceeded interest sensitive assets subject to repricing) on a 365-day basis to the extent of $44.1 million. This negative gap at June 30, 2001 was 11.8% of total assets compared with 23.3% at June 30, 2000. Southern's target gap position is in the range of negative 20% and positive 20%.

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

         Southern's tier one capital was 12.61% and the total capital was 13.69% of risk-based assets at June 30, 2001. These risk-based capital ratios are well in excess of the minimum requirements of 4.0% for tier one and 8.0% for total risk-based capital ratios. Southern's leverage ratio (tier one capital to total average quarterly assets) of 12.48% at June 30, 2001, is also in excess of the minimum 4.0% requirement. Southern has committed to the Federal Reserve that it will maintain, on a consolidated basis, a ratio of total capital to risk based assets of at least 10% until January 2004.

         Southern's ability to grow in the future will require Southern to increase its stockholder's equity. Southern partially addressed this issue in 2000 by commencing a public offering of its common stock. Southern received a total of $14.1 million in net proceeds from this offering. Southern also raised an additional $5.0 million from a private placement of its common stock during the second quarter of 2001.

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

PRIVATE SALES OF SECURITIES

                  During the second quarter of 2001, Southern issued a total of 298,115 shares of common stock in transactions which were not registered under the Securities Act of 1933 in reliance upon the exemption provided under Section 4(2) of the Securities Act:

                  On May 31, 2001, Southern sold 5,500 shares at a price of $16.50 to certain employees of Southern.

                  Between June 15, 2001, to June 29, 2001, Southern sold 292,615 shares at a price of $16.95 per share to private investors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                  Southern held its annual meeting of shareholders on April 19, 2001.

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

                  ELECTION OF DIRECTORS. The following persons were elected as directors at the annual meeting. They were divided into the following three classes as a result of the amendment to the articles:

CLASS ONE (ONE YEAR TERM)                         CLASS TWO (TWO YEAR TERM)             CLASS THREE (THREE YEAR TERM)
-------------------------                         -------------------------             -----------------------------
Dennis E. Gilkey                                  Clark D. Jensen                       Charlie W. Brinkley, Jr.
Jennings L. Hurt, III                             Stanley H. Sandefur                   Richard L. Garner
John K. Ritenour                                  Joel E. Whittenhall                   John. G. Squires


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

ITEM 5. OTHER INFORMATION.

        Not applicable.

ITEM 6.    EXHIBITS.

         (a)      EXHIBITS.

                  EXHIBIT NO.       DESCRIPTION
                  -----------       -----------

                       Not applicable.


         (b)      REPORTS ON FORM 8-K.

                  Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SOUTHERN COMMUNITY BANCORP
                                    ------------------------------
                                          (Registrant)

Date: August 14, 2001                 /s/ CHARLIE W. BRINKLEY, JR.
                                    ------------------------------
                                           Charlie W. Brinkley, Jr.
                                      Chairman of the Board of Directors
                                          and Chief Executive Officer
                                         (Principal Executive Officer)




Date: August 14, 2001                     /s/ STEPHEN R. JEUCK
                                    --------------------------
                                               Stephen R. Jeuck
                                     Chief Financial Officer and Secretary
                                      (Principal Financial and Principal
                                              Accounting Officer)