Form 10QSB
period 2001-09-30
SOUTHERN COMMUNITY BANCORP
filed 2001-11-13
CIK 1110544

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended September 30, 2001

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _______________

                          Commission File No. 333-35548

                           SOUTHERN COMMUNITY BANCORP
        ----------------------------------------------------------------
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

                                 (407) 648-1844
                ------------------------------------------------
                (Issuer's telephone number, including area code)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

As of November 1, 2001, the issuer had 5,460,202 outstanding shares of common stock, par value $1.00 per share.

                           SOUTHERN COMMUNITY BANCORP

                                   FORM 10-QSB

                               September 30, 2001

                                      INDEX
                                                                        Page No.
                                                                        --------

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
(Unaudited).

        Condensed Consolidated Balance Sheets -
        September 30, 2001 and 2000 (unaudited) and December 31, 2000.....   2

        Condensed Consolidated Statements of Operations (Unaudited) -
        Three Months Ended September 30, 2001 and 2000....................   4
        Nine Months Ended September 30, 2001 and 2000.....................   5

        Condensed Consolidated Statements of Cash Flows (Unaudited) -
        Nine Months Ended September 30, 2001 and 2000.....................   6

        Condensed Consolidated Statement of Stockholders'
        Equity (unaudited) for the Nine Months Ended September 30, 2001...   8

        Notes to Condensed Consolidated Financial Statements (Unaudited)..   9

        Review by Independent Certified Public Accountants................  14

        Report on Review by Independent Certified Public Accountants......  15

Item 2. Management's Discussion and Analysis of Results of Operations
        and Financial Condition...........................................  16


PART II:  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.......................... 27

Item 6. Exhibits and Reports on Form 8-K................................... 27

Signatures................................................................. 28

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets (Unaudited)


                                                                                  At September 30,
                                                                      -------------------------------------
                                                                           2001                    2000
                                                                      -------------           -------------
         ASSETS

Cash and due from banks                                               $  10,233,710               5,746,307
Federal funds sold                                                       43,196,598              10,679,000
                                                                      -------------           -------------
                  Cash and cash equivalents                              53,430,308              16,425,307

Securities available for sale                                            29,919,189              17,894,625
Loans, net of allowance for loan losses of
         $3,774,221 in 2001 and $1,460,983 in 2000                      300,401,167             128,707,874
Accrued interest receivable                                               1,845,549                 953,549
Federal Home Loan Bank stock, at cost                                       212,400                 212,400
Premises and equipment, net                                              13,476,421               7,886,816
Goodwill, net                                                             1,024,640                      --
Foreclosed real estate, net                                                 370,689                      --
Deferred income tax asset                                                   424,574                 729,096
Other assets                                                              4,042,267               2,776,976
                                                                      -------------           -------------
                  Total assets                                        $ 405,147,204             175,586,643
                                                                      =============           =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
         Noninterest-bearing demand deposits                             33,976,853              19,478,754
         Savings, money-market and NOW deposits                         158,589,308              49,267,621
         Time deposits                                                  164,048,518              88,688,636
                                                                      -------------           -------------
                  Total deposits                                        356,614,679             157,435,011

         Other borrowings                                                 1,382,438                      --
         Official checks                                                  2,173,485               1,385,520
         Accrued interest payable and other liabilities                   1,712,878               1,533,606
                                                                      -------------           -------------
                  Total liabilities                                     361,883,480             160,354,137
                                                                      -------------           -------------
Stockholders' equity:
         Common stock, $1 par value, 10,000,000 shares
                  Authorized, 5,460,202 and 1,090,408 shares
                  issued and outstanding in 2001 and 2000                 5,460,202               1,090,408
         Additional paid-in capital                                      38,205,776              15,465,712
         Accumulated deficit                                               (757,907)             (1,215,875)
         Accumulated other comprehensive income (loss)                      355,653                (107,739)
                                                                      -------------           -------------
                  Total stockholders' equity                             43,263,724              15,232,506
                                                                      -------------           -------------
                  Total liabilities and stockholders' equity          $ 405,147,204             175,586,643
                                                                      =============           =============

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet


                                                                          At December 31,
                                                                                2000
                                                                           -------------
         ASSETS
Cash and due from banks                                                    $  14,562,217
Federal funds sold                                                            12,751,000
                                                                           -------------
                  Cash and cash equivalents                                   27,313,217

Securities available for sale                                                 18,745,599
Loans, net of allowance for loan losses of
  $1,794,983                                                                 150,733,879
Accrued interest receivable                                                    1,154,136
Federal Home Loan Bank stock, at cost                                            212,400
Premises and equipment, net                                                    9,705,204
Deferred income tax asset                                                        250,279
Other assets                                                                   2,697,860
                                                                           -------------
                  Total assets                                             $ 210,812,574
                                                                           =============
         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
         Noninterest-bearing demand deposits                                  22,392,360
         Money-market deposits                                                17,118,064
         Savings and NOW deposits                                             39,609,523
         Time deposits                                                       103,104,728
                                                                           -------------
                  Total deposits                                             182,224,675

         Official checks                                                       1,445,908
         Accrued interest payable and other liabilities                          791,046
                                                                           -------------
                  Total liabilities                                          184,461,629
                                                                           -------------
Stockholders' equity:
         Common stock, $1 par value, 10,000,000 shares
                  authorized, 1,720,098 shares issued and
                  outstanding                                                  1,720,098
         Additional paid-in capital                                           25,173,184
         Accumulated deficit                                                    (825,699)
         Accumulated other comprehensive income                                  283,362
                                                                           -------------

                  Total stockholders' equity                                  26,350,945
                                                                           -------------
                  Total liabilities and stockholders' equity               $ 210,812,574
                                                                           =============


                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

           Condensed Consolidated Statements of Operations (Unaudited)


                                                                            Three Months Ended
                                                                               September 30,
                                                                      -------------------------------
                                                                         2001                 2000
                                                                      -----------         -----------
INTEREST INCOME:
       Loans                                                          $ 6,044,201           3,027,855
       Securities available for sale                                      345,204             320,750
       Other interest-earning assets                                      400,583              50,682
                                                                      -----------         -----------
             Total interest income                                      6,789,988           3,399,287
                                                                      -----------         -----------
Interest expense:
       Deposits                                                         3,961,213           1,714,407
       Other borrowings                                                    14,420               9,177
                                                                      -----------         -----------
             Total interest expense                                     3,975,633           1,723,584
                                                                      -----------         -----------
Net interest income                                                     2,814,355           1,675,703
       Provision for loan losses                                          408,793             418,983
                                                                      -----------         -----------

Net interest income after provision for loan losses                     2,405,562           1,256,720
                                                                      -----------         -----------
Noninterest income:
       Service charges on deposit accounts                                 95,291              76,606
       Other service charges and fees                                     221,869             135,171
       Earnings on bank owned life insurance                               39,168              44,888
       Net gain on sale of securities available for sale                       --               9,477
                                                                      -----------         -----------
             Total noninterest income                                     356,328             266,142
                                                                      -----------         -----------
Noninterest expense:
       Salaries and employee benefits                                   1,519,162             505,348
       Organizational/preopening expense                                       --             541,976
       Occupancy and equipment expense                                    508,622             244,708
       Data processing                                                    202,128              79,486
       Printing and office supplies                                        66,590              55,430
       Marketing and advertising                                           66,856              60,616
       Professional fees                                                  118,943              61,426
       Telephone                                                           57,901              24,509
       Travel and entertainment                                            39,156              32,064
       Other                                                              247,997              70,212
                                                                      -----------         -----------
             Total noninterest expense                                  2,827,355           1,675,775
                                                                      -----------         -----------

Loss before income tax credit                                             (65,465)           (152,913)

       Income tax credit                                                  (18,885)            (46,377)
                                                                      -----------         -----------
Net loss                                                              $   (46,580)           (106,536)
                                                                      ===========         ===========
Basic and diluted loss per share                                      $      (.01)               (.06)
                                                                      ===========         ===========
Weighted-average number of common shares outstanding for basic
  and diluted                                                           5,383,372           1,780,616
                                                                      ===========         ===========


                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

           Condensed Consolidated Statements of Operations (Unaudited)


                                                                              Nine Months Ended
                                                                                 September 30,
                                                                        -----------        -----------
                                                                            2001               2000
                                                                        -----------        -----------
Interest income:
       Loans                                                            $15,113,219          6,929,085
       Securities available for sale                                        972,439            826,898
       Other interest-earning assets                                      1,415,672            319,174
                                                                        -----------        -----------
             Total interest income                                       17,501,330          8,075,157
                                                                        -----------        -----------
Interest expense:
       Deposits                                                          10,161,285          4,046,229
       Other borrowings                                                      25,889             52,036
                                                                        -----------        -----------
             Total interest expense                                      10,187,174          4,098,265
                                                                        -----------        -----------
Net interest income                                                       7,314,156          3,976,892
       Provision for loan losses                                          1,553,793            839,983
                                                                        -----------        -----------
Net interest income after provision for loan losses                       5,760,363          3,136,909
                                                                        -----------        -----------
Noninterest income:
       Service charges on deposit accounts                                  263,432            188,653
       Other service charges and fees                                       431,584            238,412
       Earnings on bank-owned life insurance                                117,504             44,888
       Net gain on sale of securities available for sale                    459,267              9,477
                                                                        -----------        -----------
             Total noninterest income                                     1,271,787            481,430
                                                                        -----------        -----------
Noninterest expense:
       Salaries and employee benefits                                     3,619,696          1,411,040
       Organizational/preopening expense                                         --            541,976
       Occupancy and equipment expense                                    1,290,358            689,176
       Data processing                                                      490,648            198,347
       Printing and office supplies                                         206,671            121,725
       Marketing and advertising                                            181,987            150,260
       Professional fees                                                    274,430            110,180
       Telephone                                                            149,166             64,881
       Travel and entertainment                                              89,563             70,330
       Other                                                                616,203            244,766
                                                                        -----------        -----------
             Total noninterest expense                                    6,918,722          3,602,681
                                                                        -----------        -----------
Earnings before income tax provision                                        113,428             15,658
       Income tax provision                                                  45,636              5,872
                                                                        -----------        -----------
Net earnings                                                            $    67,792              9,786
                                                                        ===========        ===========
Basic earnings per share                                                $       .02                .01
                                                                        ===========        ===========
Weighted-average number of common shares outstanding for basic            4,469,914          1,779,950
                                                                        ===========        ===========
Diluted earnings per share                                              $       .02                .01
                                                                        ===========        ===========
Weighted-average number of common shares outstanding for diluted          4,513,382          1,779,950
                                                                        ===========        ===========


                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                              -----------------------------------
                                                                                  2001                  2000
                                                                              -------------         -------------
Cash flows from operating activities:
      Net earnings                                                            $      67,792                 9,786
      Adjustments to reconcile net earnings to net cash
        provided by (used in) operating activities:
            Provision for loan losses                                             1,553,793               839,983
            Depreciation and amortization                                           523,192               142,061
            Amortization of goodwill                                                 21,801                    --
            Net gain on sale of securities available for sale                      (459,267)               (9,477)
            Deferred income tax (credit) provision                                  (99,473)                5,872
            Net amortization of premiums and discounts on securities                 10,652                (6,242)
            Common stock issued as compensation                                      11,250                 3,750
            Increase in accrued interest receivable                                (422,029)             (399,513)
            Increase in other assets                                             (1,226,872)           (2,688,280)
            Increase in official checks                                             599,655               723,283
            Increase in accrued interest payable and other liabilities              594,106             1,233,153
                                                                              -------------         -------------
                Net cash provided by (used in) operating activities               1,174,600              (145,624)
                                                                              -------------         -------------

Cash flows from investing activities:
      Principal repayments of securities available for sale                         203,947               143,692
      Purchases of securities available for sale                                (36,983,081)           (8,308,616)
      Proceeds from sale of securities available for sale                        12,164,527             2,454,585
      Maturities and calls of securities available for sale                      17,900,000                    --
      Net increase in loans                                                    (108,852,055)          (68,185,284)
      Purchase of premises and equipment                                         (3,455,017)           (3,711,110)
      Net proceeds from sale of premises and equipment                            1,214,813                    --
      Cash and cash equivalents acquired in connection with
         merger with Peninsula Bancorp, Inc.                                     12,127,396                    --
                                                                              -------------         -------------
                          Net cash used in investing activities                (105,679,470)          (77,606,733)
                                                                              -------------         -------------
Cash flows from financing activities:
      Net increase in deposits                                                  124,230,087            92,372,020
      Net decrease in other borrowings                                              (74,562)           (6,000,000)
      Proceeds from issuance of common stock, net                                 6,466,436             3,285,995
                                                                              -------------         -------------
                Net cash provided by financing activities                       130,621,961            89,658,015
                                                                              -------------         -------------
Net increase in cash and cash equivalents                                        26,117,091            11,905,658

Cash and cash equivalents at beginning of period                                 27,313,217             4,519,649
                                                                              -------------         -------------
Cash and cash equivalents at end of period                                    $  53,430,308            16,425,307
                                                                              =============         =============

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                      ---------------------------------
                                                                                         2001                   2000
                                                                                      -----------             ---------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                                         $ 9,941,959             3,914,500
                                                                                      ===========             =========
     Income taxes                                                                     $        --                    --
                                                                                      ===========             =========

Noncash financing and investing activities -
     Change in accumulated other comprehensive income (loss),
     unrealized loss on securities available for sale,
     net of tax                                                                       $    72,291                94,488
                                                                                      ===========             =========
                                                                                      $   370,689                    --
                                                                                      ===========             =========
Assets and liabilities acquired in connection with
  Merger with Peninsula Bancorp, Inc. in 2001:
    Securities available for sale                                                     $ 3,889,828
                                                                                      ===========
    Loans, net                                                                        $42,739,715
                                                                                      ===========
    Premises and equipment                                                            $ 2,054,205
                                                                                      ===========
    Deposits                                                                          $50,159,917
                                                                                      ===========
    Other borrowings                                                                  $ 1,457,000
                                                                                      ===========
    Other assets, net of other liabilities                                            $    54,342
                                                                                      ===========
    Goodwill                                                                          $ 1,046,441
                                                                                      ===========
    Common stock issued                                                               $10,295,010
                                                                                      ===========

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

      Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
                      Nine Months Ended September 30, 2001


                                                                                                   Accumulated
                                                                                                      Other
                                                                                                     Compre-
                                                                Additional                           hensive           Total
                                                  Common          Paid-in         Accumulated         Income       Stockholders'
                                                  Stock           Capital           Deficit           (Loss)          Equity
                                               -----------      -----------       -----------       -----------      -----------
Balance at December 31, 2000                     1,720,098       25,173,184          (825,699)          283,362       26,350,945
                                                                                                                     -----------
Comprehensive income:

    Net earnings (unaudited)                            --               --            67,792                --           67,792

    Net change in unrealized gain on
       securities available for sale, net
       of tax of $58,149 (unaudited)                    --               --                --            72,291           72,291
                                                                                                                     -----------
    Comprehensive income
       (unaudited)                                                                                                       140,083

Common stock issued as
    compensation (unaudited)                           750           10,500                --                --           11,250

Sale of common stock in connection
    with 401(k) Profit Sharing Plan
    (unaudited)                                      7,816          109,424                --                --          117,240

Sale of common stock in connection
    with Employee Stock Purchase
    Plan (unaudited)                                 5,548           77,672                --                --           83,220

Proceeds from common stock offering,
    net of offering costs of $4,786
    (unaudited)                                     65,974        1,017,801                --                --        1,083,775

Common stock issued in connection
    with private placement offering,
    net of offering costs of $4,075
    (unaudited)                                    305,975        4,876,226                --                --        5,182,201

Common stock issued in connection
    with merger with Peninsula
    Bancorp, Inc. (unaudited)                      623,940        9,671,070                --                --       10,295,010

Two-for-one stock split (unaudited)              2,730,101       (2,730,101)               --                --               --
                                               -----------      -----------       -----------       -----------      -----------

Balance at September 30, 2001
(unaudited)                                    $ 5,460,202       38,205,776          (757,907)          355,653       43,263,724
                                               ===========      ===========       ===========       ===========      ===========


                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. GENERAL. In the opinion of the management of Southern Community Bancorp and its subsidiaries (the "Company" or "Southern"), the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2001 and 2000, and the results of operations for the three-month and nine-month periods then ended and statement of cash flows for the nine-month periods then ended. The results of operations and other data for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

         Southern Community Bancorp (the "Holding Company") owns 100% of the outstanding common stock of Southern Community Bank (the "Orlando Bank"), Southern Community Bank of Southwest Florida (the "Bonita Springs Bank") and Peninsula Bank of Central Florida ("Peninsula"). The banks are state chartered commercial banks and their deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") through the Bank Insurance Fund. The Orlando Bank offers a variety of financial services to individual and corporate customers through its banking offices located in Orange and Seminole Counties, Florida. During the quarter ended June 30, 2001 the Orlando Bank opened a loan production office in Palm Beach County, Florida. The Bonita Springs Bank commenced banking operations on January 2, 2001 and offers a variety of financial services to individual and corporate customers through its banking offices located in Collier County, Florida. Peninsula was acquired by the Company on April 30, 2001 as a result of the Company's merger with Peninsula Bancorp, Inc. and offers a variety of financial services to individual and corporate customers through its banking offices located in Volusia County, Florida.

         The Orlando Bank owns 100% of the outstanding common stock of Southern Community Insurance Agency, Inc. (the "Insurance Agency"). The Insurance Agency, which was formed in 2000, refers customers of the Orlando Bank to certain insurance agencies for the purchase of insurance products. In January 2001, the Holding Company acquired a 50% equity interest in Southern Community Bank Mortgage LLC (the "Mortgage Company"). The Mortgage Company originates, processes and closes residential mortgage loans in central Florida.

2. LOAN IMPAIRMENT AND LOSSES. The Company performs a quarterly loan loss analysis to identify impaired loans as defined by SFAS 114 and 118. The Company's impaired loans were as follows (in thousands):

                                                                        At
                                                          ------------------------------
                                                          September 30,     December 31,
                                                              2001              2000
                                                          -------------     ------------
              Gross loans with no related allowance          $    --               --
              Gross loans with related allowance               2,332               --
              Less: Allowance on the loans                      (117)              --
                                                             -------           ------
              Net investment in impaired loans               $ 2,215               --
                                                             =======           ======

The average net investment in collateral dependent impaired loans and interest income recognized and received on these loans was as follows (in thousands):



                                                            Three Months Ended         Nine Months Ended
                                                                September 30,             September 30,
                                                         -----------------------     ----------------------
                                                           2001            2000          2001        2000
                                                         -------           ----          -----       -----
Average net investment in impaired loans                 $ 2,270              49         1,747          49
                                                         =======           =====         =====        ====

Interest income recognized on impaired loans             $    --               8            45           8
                                                         =======           =====         =====        ====

Interest income received on impaired loans               $    --               8            45           8
                                                         =======           =====         =====        ====


An analysis of the change in the allowance for loan losses was as follows:

                                                 Three Months Ended
                                                    September 30,
                                        ---------------------------------
                                            2001                  2000
                                        -----------             ---------
Balance at beginning of period          $ 3,465,615             1,042,000
Provision charged to earnings               408,793               418,983
Charge-offs                                (100,187)                   --
                                        -----------             ---------
Balance at end of period                $ 3,774,221             1,460,983
                                        ===========           ===========



                                                  Nine Months Ended
                                                    September 30,
                                        ---------------------------------
                                            2001                  2000
                                        -----------             ---------
Balance at beginning of period          $ 1,794,983               621,000
Provision charged to earnings             1,553,793               839,983
Allowance acquired upon merger              537,355                    --
Charge-offs                                (111,910)                   --
                                        -----------           -----------

Balance at end of period                $ 3,774,221             1,460,983
                                        ===========           ===========

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

3. EARNINGS (LOSS) PER SHARE. Earnings (loss) per share of common stock were computed on the basis of the weighted-average number of shares of common stock outstanding. For the nine months ended September 30, 2001 diluted earnings per share were computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. Such options were antidilutive for the three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2000. The following table presents the calculations of earnings per share:


                                                                             Nine Months Ended September 30,
                                                                                            2001
                                                                             --------------------------------
                                                                                          Weighted-     Per
                                                                                           Average     Share
                                                                             Earnings       Shares     Amount
                                                                             --------     ---------    ------
         Basic earnings per share:
              Net earnings available to common stockholders                  $ 67,792     4,469,914     $ .02

         Effect of dilutive securities-
              Incremental shares from assumed exercise of options                            43,468
                                                                                          ---------
         Diluted earnings per share:
              Net earnings available to common stockholders and
                 assumed conversion                                          $ 67,792     4,513,382     $ .02
                                                                             ========     =========     =====


4. STOCK DIVIDEND. The Company's Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend, on August 6, 2001 to stockholders of record on October 19, 2001 which resulted in the issuance of 2,730,101 shares of common stock and corresponding decrease of $2,730,101 in additional paid-in capital. The stock split has been reflected in the accompanying financial statements and all per share information has been restated.

5. REGULATORY CAPITAL. The Holding Company, the Orlando Bank, the Bonita Springs Bank and Peninsula are required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2001 of the regulatory capital requirements and the actual capital on a percentage basis:



                                                                                            Regulatory
                                                                             Actual         Requirement
                                                                             ------         -----------
Total capital to risk-weighted assets

         Consolidated                                                         12.78             8%

         Bonita Springs Bank                                                  16.59             8%

         Orlando Bank                                                          9.78             8%

         Peninsula                                                            18.14             8%

Tier I capital to risk-weighted assets

         Consolidated                                                         11.72             4%

         Bonita Springs Bank                                                  15.68             4%

         Orlando Bank                                                          8.71             4%

         Peninsula                                                            16.94             4%

Tier I capital to total assets - leverage ratio

         Consolidated                                                         10.82             4%

         Bonita Springs Bank                                                  16.48             4%

         Orlando Bank                                                          8.13             4%

         Peninsula                                                            13.29             4%



                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

6. OTHER EVENTS. On December 18, 2000, the Holding Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Peninsula Bancorp, Inc., pursuant to which Peninsula agreed to merge with and into the Holding Company. Peninsula is the parent company of Peninsula Bank of Central Florida ("Peninsula"), a state bank with three offices in Volusia County, Florida. The merger was consummated on April 30, 2001. Under the terms of the Merger Agreement, each share of Peninsula common stock was converted into 0.625 shares of the common stock of the Holding Company. The Holding Company issued 623,940 shares of common stock in connection with this transaction. The Holding Company accounted for this transaction using the purchase method of accounting.

The results for the three months and nine months ended September 30, 2001 include the results of Peninsula from the date of acquisition. The excess purchase price over fair market value of the net assets acquired of $1.0 million was allocated to goodwill which is being amortized over twenty years. However, the Company will adopt FASB 142, GOODWILL AND OTHER INTANGIBLE ASSETS on January 1, 2002. Under this standard, goodwill amortization will cease and the asset will be evaluated periodically for impairment. The unaudited proforma results below assume the acquisition at the beginning of all periods presented (dollars in thousands, except per share amounts):


                                                                        Three
                                                                    Months Ended       Nine Months Ended
                                                                    September 30,         September 30,
                                                                    -------------     --------------------
                                                                        2000           2001          2000
                                                                       -------        ------        ------
            Interest income                                            $ 4,300        18,794        10,447
                                                                       =======        ======        ======

            Net interest income                                        $ 2,120         7,896         5,214
                                                                       =======       =======        ======

            Net (loss) earnings                                        $  (50)            20           139
                                                                       ======        =======       =======

            Earnings per share:
                Basic                                                  $ (.03)           .01           .09
                                                                       ======        =======      ========
                Diluted                                                $ (.03)           .01           .09
                                                                       ======        =======      ========

In management's opinion, the unaudited proforma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the three months and nine months periods ended September 30, 2000 or the nine month period ended September 30, 2001, or of future operations of the combined entities under the ownership and management of the Company.

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

               Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 2001 and 2000 and for the three- and nine-month periods ended September 30, 2001 and 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Southern Community Bancorp
Orlando, Florida

We have reviewed the accompanying condensed consolidated balance sheets of Southern Community Bancorp and Subsidiaries (the "Company") as of September 30, 2001 and 2000, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000, and the related condensed consolidated statement of stockholders' equity for the nine-month period ended September 30, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

HACKER, JOHNSON & SMITH PA
Tampa, Florida
October 19, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

          This Form 10-QSB contains "forward looking statements" which represent Southern's expectations and beliefs including, but not limited to, statements concerning Southern's operations, performance, financial condition, growth or strategies. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "estimate," "anticipate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward looking statements. The statements by their nature involve substantial risks and uncertainties, certain of which are beyond Southern's control, and actual results may differ materially depending on a variety of important factors, including but not limited to the potential impact of changes in interest rates, competition, credit risks and collateral, changes in local or regional economic conditions, the ability of Southern to continue its growth strategy, dependence on management and key personnel, and regulatory supervision.

ACQUISITION OF PENINSULA BANCORP, INC.

         On December 18, 2000, Southern entered into an Agreement and Plan of Merger ("Merger Agreement") with Peninsula Bancorp, Inc. ("Peninsula"). Peninsula was the parent company of Peninsula Bank of Central Florida, a state bank with three offices in Volusia County, Florida. The merger was consummated on April 30, 2001.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

          Southern had a net loss for the third quarter of 2001 of $(47,000) compared to a net loss of $(107,000) for the comparable period in 2000. Loss before income taxes in the third quarter of 2001 was $(65,000) compared to loss of $(153,000) for the third quarter of 2000.

          Southern's results of operations for the third quarter of 2001 were adversely affected by a decline in Southern's net interest margin which decreased from approximately 4.85% during the third quarter of 2000 to 2.91% for the third quarter of 2001. This decrease was due to an overall decline of interest rates during this period which reduced the yields on Southern's loan portfolio and investment portfolio more than the rates paid by Southern on its interest bearing liabilities. In this connection, many of Southern's deposit products have relatively high interest rates. This was due to Southern's efforts to increase deposits during the second half of 2000. Southern expects this issue will be addressed by the repricing of these deposits over the next three months. The net interest margin was also adversely affected by Southern's relatively high level of liquid assets (such as federal funds sold). Southern plans to address this issue by seeking new loans at each of its banks.

          Earnings were also adversely affected by Southern's decision to increase its allowance for loan losses from approximately 1.12% of the total loans (at September 30, 2000) to 1.23% of the total loans (at September 30,
2001).

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

          Interest income for the third quarter of 2001 was $6.8 million, compared to $3.4 million for the third quarter of 2000. The growth in interest income reflects the growth in Southern's assets, which grew from $175.6 million at September 30, 2000 to $405.1 million at September 30, 2001. During the same period, net loans grew from $128.7 million to $300.4 million. The increase in assets and loans is attributable to the expansion of Southern's business in the Orlando market, the formation of the Bonita Springs Bank in January 2001, the acquisition of Peninsula in the second quarter of 2001 and the opening of a loan production office in Palm Beach County, Florida in the second quarter of 2001.

          Interest expense was $4.0 million for the third quarter of 2001 compared with $1.7 million for the third quarter of 2000. The increase in interest expense is primarily due to the higher level of deposits which were used to support the growth in loans.

          As discussed above, Southern's net interest margin decreased from approximately 4.85% for the third quarter of 2000 to approximately 2.91% for the third quarter of 2001. The adverse change in the net interest margin reflects the impact of the decrease in interest rates in the economy, which reduced the yield on the Company's loans and investment securities more rapidly than the yields paid by Southern on its deposits and other interest bearing liabilities. The net interest margin was also adversely affected by Southern's relatively high level of liquid assets, such as federal funds sold. Southern's goal is to utilize these liquid assets to fund loan growth during the balance of this year.

          NON-INTEREST INCOME. Non-interest income in the third quarter of 2001 totaled $356,000, compared with $266,000 in 2000. Customer service charges totaled $95,000 in 2001, up from $77,000 in 2000, due to an increase in the average number of deposit accounts. Other service charges and fees totaled $222,000 in 2001, up from $135,000 in 2000. This increase was primarily caused by an increase in insurance referral fees as well as the overall growth of Southern.

          PROVISION FOR LOAN LOSSES. The provision for loan losses totaled $409,000 in the third quarter of 2001 compared to $419,000 in 2000.

          NON-INTEREST EXPENSES. Non-interest expenses for the third quarter of 2001 totaled $2.8 million, up 69% from $1.7 million in 2000. Non-interest expenses included the following:

          o Salaries and employee benefits represented 54% of total non-interest expenses in 2001. Salaries and employee benefits increased 201% to $1.5 million in 2001 from $505,000 in 2000. These increases were the result of additional employees resulting from opening of the Bonita Springs Bank, the acquisition of Peninsula Bank, opening of a loan production office in Palm Beach County Florida, salary increases, higher benefit costs and upgrading of personnel.

          o Occupancy and equipment expense in 200 totaled $509,000 up 108% from $245,000 in 2000. The increase was primarily due to the addition of the branches of the Bonita Springs Bank and Peninsula which were not present in 2000 as well as the opening of a loan production office in Palm Beach County, Florida.

          o Other non-interest expenses for the third quarter of 2001 totaled $799,000, down 14% from $926,000 in 2000. During the 2000 period, non-interest expenses included $542,000 of organization expenses related to the formation of Southern Community Bank of Southwest Florida. If these expenses are excluded, noninterest expenses increased $415,000 or 108% during 2001 compared to 2000. This was due to the opening of the Bonita Springs Bank and the acquisition of Peninsula Bank. Other non-interest expenses included data processing, printing and office supplies, marketing and advertising, professional fees and other expenses.

          INCOME TAX CREDIT. The income tax credit totaled $19,000 in 2001 (an effective rate of 28.8%) compared with $46,000 in 2000 (an effective rate of 30.3%).

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

          Southern had net earnings for the nine months ended September 30, 2001 of $68,000 compared to earnings of $10,000 for the comparable period in 2000. Earnings before income taxes for the nine-months ended September 30, 2001 were $113,000 compared to $16,000 for the comparable period in 2000.

          Southern's results of operations for the nine months ended September 30, 2001 were adversely affected by a decline in Southern's net interest margin which decreased from approximately 4.64% during the nine months ended September 30, 2000 to 3.31% during the nine month ending September 30, 2001. This decrease was due to an overall decline of interest rates during this period which reduced the yields on Southern's loan portfolio and investment portfolio more than the rates paid by Southern on its interest bearing liabilities. In this connection, many of Southern's deposit products have relatively high interest rates. This was due to Southern's efforts to increase deposits during the second half of 2000. Southern expects this issue will be addressed by the repricing of the deposits over the next three months. The net interest margin was also adversely affected by Southern's relatively high level of liquid assets (such as federal funds sold). Southern plans to address this issue by seeking new loans at each of its banks. Earnings were also adversely affected by Southern's decision to increase its allowance for loan losses from approximately 1.12% of the total loans (at September 30, 2000) to 1.23% of the total loans (at September 30,
2001).

          Earnings for the nine months ended September 30, 2001 were positively impacted by the sale of a portion of Southern's investment securities which generated a gain of $459,000 before tax.

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

          Interest income for the nine months ended September 30, 2001 was $17.5 million, compared to $8.1 million for the nine months ended September 30, 2000. The growth in interest income reflects the growth in Southern's assets, which grew from $175.6 million at September 30, 2000 to $405.1 million at September 30, 2001. During the same period, net loans grew from $128.7 million to $300.4 million. The increase in assets and loans is attributable to the expansion of Southern's business in the Orlando market, the formation of the Bonita Springs Bank in January 2001, the acquisition of Peninsula in the second quarter of 2001, and the opening of a loan production office in Palm Beach County, Florida in the second quarter of 2001.

          Interest expense was $10.2 million for the nine months ended September 30, 2001 compared with $4.1 million for the nine months ended September 30, 2000. The increase in interest expense is primarily due to the higher level of deposits which were used to support the growth in loans.

          As discussed above, Southern's net interest margin decreased from approximately 4.64% for the nine months ended September 30, 2000 to approximately 3.31% for the nine months ended September 30, 2001. The adverse change in the net interest margin reflects the impact of the decrease in interest rates in the economy, which reduced the yield on the Company's loans and investment securities more rapidly than the yields paid by Southern on its deposits and other interest bearing liabilities. The net interest margin was also adversely affected by Southern's relatively high level of liquid assets, such as federal funds sold. Southern's goal is to utilize these liquid assets to fund loan growth during the balance of this year.

          NON-INTEREST INCOME. Non-interest income in the nine months ended September 30, 2001 totaled $1.3 million, compared with $481,000 in 2000. Customer service charges totaled $263,000 in 2001, up from $189,000 in 2000, due to an increase in the average number of deposit accounts. Other service charges and fees totaled $432,000 in 2001, up from $238,000 in 2000. This increase was primarily caused by an increase in insurance referral fees as well as overall growth of Southern. Gain on sale of securities available for sale totaled $459,000 in 2001, compared to $9,000 in 2000. Earnings on bank owned life insurance totaled $118,000 in 2001, compared to $45,000 in 2000.

          PROVISION FOR LOAN LOSSES. The provision for loan losses totaled $1.6 million for the nine months ended September 30, 2001 compared to $840,000 in 2000. The increase in the provision for loan losses reflects the growth in Southern's loan portfolio as well as Southern's decision to increase its allowance for loan losses from approximately 1.12% at September 30, 2000 to 1.23% at September 30, 2001. See "Allowance and Provision for Loan Losses."

          NON-INTEREST EXPENSES. Non-interest expenses for the nine months ended September 30, 2001 totaled $6.9 million, up 92% from $3.6 million in 2000. Non-interest expenses included the following:

          o Salaries and employee benefits represented 52% of total non-interest expenses in 2001. Salaries and employee benefits increased 157% to $3.6 million in 2001 from $1.4 million in 2000. These increases were the result of additional employees resulting from the opening of the Bonita Springs Bank, the acquisition of Peninsula, the opening of a loan production office in Palm Beach County, Florida, salary increases, higher benefit costs and upgrading of personnel.

          o Occupancy and equipment expense in 200 totaled $1.3 million up 87% from $689,000 in 2000. The increase was primarily due to the addition of the branches of the Bonita Springs Bank and Peninsula Bank which were not present in 2000 as well as the opening of a loan production office in Palm Beach County, Florida in the second quarter of 2001.

          o Other non-interest expenses for the nine months ended September 30, 2001 totaled $2.0 million, up 34% from $1.5 million in 2000. During the 2000 period, these expenses included $542,000 in organization expenses related to the formation of Southern Community Bank of Southwest Florida. If these expenses were excluded, noninterest expenses increased $1.0 million or 109% during 2001 compared to 2000. This was due to the opening of the Bonita Springs Bank and the acquisition of Peninsula Bank. Other non-interest expenses included data processing, printing and office supplies, marketing and advertising, professional fees and other expenses.

          INCOME TAX PROVISION. The income tax provision totaled $46,000 in 2001 (an effective rate of 40.2%) compared with $6,000 in 2000 (an effective rate of 36.9%).

CAPITAL EXPENDITURES

          Southern makes capital expenditures in order to improve its ability to provide quality services to its customers. Capital expenditures for the nine months ended September 30, 2001 equaled $3.5 million compared to $3.7 million in 2000. Most of these expenditures are related to purchase and construction of new branches.

ASSET QUALITY AND CREDIT RISK

          SECURITIES AVAILABLE FOR SALE. Southern maintains a high quality investment portfolio including securities of U.S. government entities and mortgage-backed securities. Southern believes that the securities have very little risk of default. At September 30, 2001, all of the securities held in Southern's investment portfolio were classified available for sale and were rated "A" or better (with a majority rated triple "A"). A rating of "A" or better means that the bonds are of "upper medium grade, with strong ability to repay, possibly with some susceptibility to adverse economic conditions or changing circumstances." Ratings are assigned by independent rating agencies and are subject to the accuracy of reported information concerning the issuers and the subjective judgment and analysis of the rating agencies. They are not a guarantee of collectibility.

        The following table sets forth information regarding the composition of the investment portfolio for September 30, 2001 and 2000:

                              INVESTMENT PORTFOLIO

                                                         September 30,
                                                ------------------------------
                                                  2001                   2000
                                                --------                ------
                                                          (In Thousands)
Securities of other U.S. Government
  agencies and corporations                     $ 28,098                17,895
Mortgage-backed securities                         1,821                    --
                                                --------                ------
Total                                           $ 29,919                17,895
                                                ========                ======


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

         As of September 30, 2001, approximately 75% of all Southern's loans were real estate loans secured by real estate in Florida. This level of concentration could present a potential credit risk to Southern because the ultimate collectibility of these loans is susceptible to adverse changes in real estate market conditions in this market. Southern has sought to address this risk by limiting most loans to a maximum of 70% of the appraised value of the underlying real estate and maximum amortization schedules of 20 years.

         The following table divides Southern's loan portfolio into four categories. Most of the loans are short-term and may be renewed or rolled over at maturity. At that time, Southern undertakes a complete review of the borrower's creditworthiness and the value of any collateral. If these items are satisfactory, Southern will generally renew the loan at prevailing interest rates.

                                 TYPES OF LOANS


                                                                  September 30,
                                                      -----------------------------------
                                                        2001                       2000
                                                      --------                    -------
                                                             (Amounts in Thousands)
Commercial, financial and agriculture                 $ 57,336                     28,996

Commercial real estate - mortgage                      191,701                     87,875

Residential real estate - mortgage                      37,067                      9,419

Installment loans                                       19,964                      4,622

Overdrafts                                                   6                          2
                                                      --------                    -------

         Gross loans                                   306,074                    130,914

Less:
Allowance for loan losses                               (3,774)                    (1,461)

Deferred fees and other discounts                       (1,899)                      (745)
                                                      --------                    -------

Total loans                                           $300,401                    128,708
                                                      ========                    =======



         COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS. Southern makes commercial, financial and agricultural loans to businesses located in Florida. The credit risk associated with business lending is influenced by general economic conditions, the deterioration in a borrower's capital position resulting in increasing debt to equity ratios, deterioration in a borrower's cash position resulting in a liquidity problem, and decreasing revenues due to inefficient operations of the borrower. These loans are generally secured by corporate assets, marketable securities or other liquid financial instruments. These loans totaled approximately $57.3 million or 19% of total loans at September 30, 2001, compared with $29.0 million or 22% of total loans at September 30, 2000.

         COMMERCIAL REAL ESTATE MORTGAGE LOANS. Southern makes real estate loans secured by commercial real estate, including loans to acquire or refinance office buildings, warehouses and apartments. These loans generally require a loan to value of not more than 75%. Most of these loans have a maturity of five years or less. Almost all of these loans are secured by real property located in Central and Southern Florida. These loans totaled $191.7 million, or 63% of total loans at September 30, 2001 compared with $87.9 million or 67% of total loans at September 30, 2000. Risks associated with commercial real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

         RESIDENTIAL REAL ESTATE MORTGAGE LOANS. Residential real estate mortgage loans totaled $37.1 million, or 12% of total loans at September 30, 2001, compared with $9.4 million, or 7% at September 30, 2000. Residential real estate mortgage loans are predominately adjustable rate home mortgages which generally require a loan-to-collateral value of not more than 90% and equity credit lines which generally limit the loan-to-collateral value to not more than 90%. Most loans have a maximum term of five to seven years. Almost all of the residential real estate mortgage loans are secured by homes in Central and Southern Florida. Risks associated with residential real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

         INSTALLMENT LOANS. Southern offers consumer loans and personal and secured loans. The security for these loans ordinarily consists of automobiles, consumer goods, marketable securities, certificates of deposit and similar items. These loans totaled approximately $20.0 million, or 6% of total loans, on September 30, 2001, compared with $4.6 million, or 4% of total loans, on September 30, 2000. Risks associated with installment loans include loss of employment of borrowers, declines in the financial condition of borrowers resulting in delinquencies, and rapid depreciation of loan collateral.

         COMMITMENTS. Southern had legally binding commitments to extend credit, including unused lines of credit, loan commitments and standby letters of credit totaling $79.7 million at September 30, 2001.

NON-PERFORMING ASSETS AND PAST DUE LOANS

         Non-performing assets consist of non-accrual loans and residential and commercial properties acquired in partial or total satisfaction of problem loans which are known as "foreclosed real estate." Past due loans are loans that are delinquent 30 days or more which are still accruing interest.

         Southern's credit review and approval process is critical to Southern's ability to minimize non- performing assets on a long term basis. In addition to the negative impact on interest income, non- performing assets also increase operating costs due to the expense of collection efforts. It is Southern's policy to place all loans which are past due 90 days or more on non-accrual status, subject to exceptions made on a case by case basis.

         The following table presents Southern's non-performing assets and past due loans at September 30, 2001 and 2000.

                 NON-PERFORMING ASSETS AND 90 DAY PAST DUE LOANS

                                                        September 30,
                                                 -------------------------
                                                  2001                2000
                                                 ------               ----
                                                   (Amounts in Thousands)

Nonaccrual loans                                 $3,435                146

Foreclosed real estate                              371                 --
                                                 ------               ----

Total nonperforming assets                        3,806                146
                                                 ------               ====

Accruing loans past due 90 days                     158                308
                                                 ======               ====


         Of the total loan portfolio of $306.1 million at September 30, 2001, $4.0 million or 1.3%, was non- performing or past due 90 days, or an increase of $3.7 million from September 30, 2000. Nonperforming loans at September 30, 2001 mainly consisted of commercial and residential real estate loans. The increase in non-performing loans is primarily attributable to the growth in Southern's loan portfolio and the maturing of the loan portfolio.

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

         Management relied on these factors, as well as its assessment of the financial condition of specific clients facing financial difficulties, in deciding to increase the allowance for loan losses to $3.8 million at September 30, 2001, from $1.8 million at December 31, 2000 and $1.5 million at September 30, 2000. The increase in the allowance for loan losses results from overall growth of the loan portfolio as well as the acquisition of Peninsula which was consummated in the third quarter of 2001.

FINANCIAL CONDITION

         Southern's goal is to maintain a high quality and liquid balance sheet. Southern seeks to achieve this objective through increases in collateralized loans, a strong portfolio of real estate loans and a stable portfolio of investment securities of high quality.

         SECURITIES AVAILABLE FOR SALE. On September 30, 2001, securities available for sale were $29.9 million or 8% of total earning assets. Southern's strategy for its investment account is to maintain a high quality portfolio. The investment portfolio, all of which has been classified as available for sale, increased 67% from $17.9 million in the third quarter of 2000 to $29.9 million in the third quarter of 2001. The increase results primarily from the acquisition of Peninsula in the second quarter of 2001.

         LOANS. Loans were $300.4 million as of September 30, 2001, compared to $128.7 million as of September 30, 2000. See "Asset Quality and Credit Risk -- Loans," above.

         INTEREST-BEARING LIABILITIES. Interest bearing liabilities primarily consisted of deposits and other borrowings. Total deposits were $356.6 million at September 30, 2001, up from $157.4 million at September 30, 2000. Savings, money-market and NOW deposits increased $109.3 million or 222% to $158.6 million. There was also a significant increase in time deposits of $75.4 million or 85% compared to 2000. The growth in Southern's deposits is due to the new Bonita Springs and Peninsula branches and also Southern's marketing efforts to obtain additional deposits to fund loan growth during this period.

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

         Regular monitoring of assets and liabilities that are rate sensitive within 30 days, 90 days, 180 days and one year is an integral part of Southern's rate-sensitivity management process. It is Southern's policy to maintain a reasonable balance of rate-sensitive assets and liabilities on a cumulative one year basis, thus minimizing net interest income exposure to changes in interest rates. Southern's sensitivity position at September 30, 2001 was such that net interest income would increase modestly if there were an increase in short-term interest rates.

         Southern monitors the interest rate risk sensitivity with traditional gap measurements. The gap table has certain limitations in its ability to accurately portray interest sensitivity; however, it does provide a static reading of Southern's interest rate risk exposure.

         As of September 30, 2001, Southern was liability sensitive (interest sensitive liabilities subject to repricing exceeded interest sensitive assets subject to repricing) on a 365-day basis to the extent of $36.9 million. This negative gap at September 30, 2001 was 9.11% of total assets compared with 18.12% at September 30, 2000. Southern's target gap position is in the range of negative 20% and positive 20%.

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

         Southern's tier one capital was 11.72% and the total capital was 12.78% of risk-based assets at September 30, 2001. These risk-based capital ratios are well in excess of the minimum requirements of 4% for tier one and 8% for total risk-based capital ratios. Southern's leverage ratio (tier one capital to total average quarterly assets) of 10.82% at September 30, 2001, is also in excess of the minimum 4% requirement. Southern has committed to the Federal Reserve that it will maintain, on a consolidated basis, a ratio of total capital to risk based assets of at least 10% until January 2004.

         Southern's ability to grow in the future will require Southern to increase its stockholder's equity. Southern partially addressed this issue in 2000 by undertaking a public offering of its common stock. Southern received a total of $14.6 million in net proceeds from this offering. Southern also raised an additional $5.2 million in a private placement offering during the third quarter of 2001. Southern expects to undertake an additional public offering of its common stock in the first quarter of 2002.

                                     PART II

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

PRIVATE SALES OF SECURITIES

         During the third quarter of 2001, Southern issued a total of 38,260 shares of common stock in transactions which were not registered under the Securities Act of 1933 in reliance upon the exemption provided under Section 4(2) of the Securities Act:

         Between July 10, 2001 and July 31, 2001, Southern sold 13,360 shares to 11 investors at a price of $16.95 per share.

         Between July 17, 2001 and August 29, 2001, Southern sold 24,900 shares to 5 employees at a price of $16.50 per share. These sales were based on commitments made by Southern prior to June 15, 2001.

ITEM 6. EXHIBITS.

         (a)      EXHIBITS.

                  None

         (b)      REPORTS ON FORM 8-K.

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SOUTHERN COMMUNITY BANCORP
                                        ----------------------------------
                                                   (Registrant)



Date: November 13, 2001                    /s/ Charlie W. Brinkley, Jr.
                                        ----------------------------------
                                             Charlie W. Brinkley, Jr.
                                        Chairman of the Board of Directors
                                           and Chief Executive Officer
                                          (Principal Executive Officer)




Date: November 13, 2001                        /s/ Stephen R. Jeuck
                                          ------------------------------
                                                 Stephen R. Jeuck
                                           Vice President and Secretary
                                          (Principal Accounting Officer)