Form 10KSB40
period 2001-12-31
SOUTHERN COMMUNITY BANCORP
filed 2002-04-01
CIK 1110544

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                          Commission File No. 333-35548


                           SOUTHERN COMMUNITY BANCORP
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           FLORIDA                                               59-3619325
------------------------------                              -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


                 250 NORTH ORANGE AVENUE, ORLANDO, FLORIDA 32801
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (407) 649-1844
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                    Securities registered under Section 12(b)
                            of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $26,286,000.

As of March 15, 2002, the registrant had 5,541,517 outstanding shares of common stock, $1.00 par value. The aggregate market value of the common stock of the registrant held by non-affiliates (based on the most recent price of the common stock sold by the registrant) was approximately $44,298,429.


                                     PART I

ITEM 1.      BUSINESS

GENERAL

         Southern Community Bancorp ("Southern") is a bank holding company which owns and operates three Florida chartered banks. These are Southern Community Bank, which is based in Orlando, Florida, Southern Community Bank of Southwest Florida, which is based in Bonita Springs, Florida and Southern Community Bank, Atlantic, which is based in Daytona Beach, FL.


         Southern Community Bank opened in December 1998. Southern became a bank holding company in July 1999 when Southern acquired all of the shares of Southern Community Bank in a share exchange with the shareholders of the bank. Southern opened Southern Community Bank of Southwest Florida in January 2001. Southern acquired Peninsula Bank in April 2001 as a result of the merger of Peninsula Bancorp, Inc. into Southern. Peninsula Bank was renamed "Southern Community Bank, Atlantic" in March 2002.

STRATEGY

         Southern's goal is to operate its banks in the substantially the same manner as local community banks, emphasizing local leadership and local decision-making. The management of each bank makes its own credit decisions. Each bank prices and markets its own loan and deposit products. Each bank has its own board of directors, drawn mainly from members of the local business community. Each board has full authority over the bank, in contrast to an "advisory" board which lacks authority. Each bank endeavors to be an active supporter of local charities and civic organizations.

         Southern's strategy is to capitalize on the opportunities created by the consolidation in the Florida banking industry. Southern believes that this consolidation has reduced the levels of personalized services as the larger regional financial institutions have increasingly focused on larger corporate customers and standardized loan and deposit products. More specifically, many financial institutions have centralized their loan approval practices for small businesses, leaving less responsibility and authority with the traditional loan officer. By virtue of their banking experience in Florida, Southern's management believes that the most frequent customer complaints are based on a lack of personalized service and turnover in lending personnel, which limits the customer's ability to develop a relationship with his or her banker. As a result of these factors, Southern believes there currently exists a significant opportunity to attract and maintain customers who are dissatisfied with their banks. Southern also believes it can attract experienced management personnel within its identified markets.

         Southern's holding company structure provides flexibility for the future expansion of its banking business through the possible acquisition of other financial institutions and the formation of new banks. In addition, Southern's holding company structure also makes it easier to raise additional capital for its banks because Southern can issue securities without the need for prior banking regulatory approval.

SOUTHERN COMMUNITY BANK

         Southern Community Bank is a Florida state-chartered bank which commenced operations in December 1998. Southern Community Bank's principal office is located in the central business district in Orlando, Florida, and it maintains branch offices in the cities of Winter Park, Altamonte Springs, Boca Raton, Longwood and south Orlando, Florida. It also operates a branch in Boca Raton, Florida. The bank plans to open an additional branch in the Lake Mary, Florida area during the next 12 months. At December 31, 2001, Southern Community Bank had total assets of approximately $298.6 million.

SOUTHERN COMMUNITY BANK OF SOUTHWEST FLORIDA

         Southern Community Bank of Southwest Florida is a Florida state chartered bank which opened in January 2, 2001. This bank serves the Bonita Springs and Naples, Florida markets. The main office of this bank is located in a new office building in Bonita Springs. The bank also owns and operates a branch office in Naples, Florida. This bank expects to open an additional branch in Estero, Florida in the next 12 months. On December 31, 2001, total assets of this bank were $71.0 million.

SOUTHERN COMMUNITY BANK, ATLANTIC (FORMERLY PENINSULA BANK)

         Southern Community Bank, Atlantic is a Florida state chartered bank which opened in 1998. Its principal office is located in Daytona Beach, Florida and it maintains branches in Ormond Beach, Port Orange and the Seabreeze area of Daytona Beach, Florida. The bank plans to open an additional office in Orange City, Florida during the next 12 months. Southern acquired this bank in April 2001 through the merger of Southern and Peninsula Bancorp, Inc. On December 31, 2001, this bank had total assets of $79.2 million.

SOUTHERN COMMUNITY BANK OF SOUTH FLORIDA

         Southern currently plans to open a new bank in Boca Raton, Florida, in the spring of 2002 under the name "Southern Community Bank of South Florida." The opening of this bank is contingent upon the successful completion of Southern's current offering of shares. When the new bank is opened, Southern will transfer all assets and liabilities of the existing Boca Raton branch to the new bank. Southern also plans to open an additional branch office in West Palm Beach after the new bank is open, subject to the receipt of regulatory approval.

SOUTHERN COMMUNITY INSURANCE AGENCY, INC.

         Southern owns and operates an insurance agency named Southern Community Insurance Agency, Inc. The agency is a wholly owned subsidiary of our Orlando bank. The agency refers customers of Southern's banks to another insurance agency, Insurance Office of America, Inc., for the purchase of insurance products. Insurance Office of America pays the agency a percentage of the commissions generated from customers which are referred. One of the principal shareholders of Insurance Office of America is John Ritenour, one of Southern's directors.

SOUTHERN COMMUNITY BANC MORTGAGE LLC

         In January 2001, Southern and American Heritage Mortgage Corporation formed Southern Community Banc Mortgage LLC. The new company is a licensed mortgage broker and originates, processes and closes residential mortgage loans in central Florida. American Heritage Mortgage Corporation is an unaffiliated mortgage lender based in Altamonte Springs, Florida. The company funds these loans through a warehouse line of credit which American Heritage has established with an unaffiliated lender. The loans are pre-sold on a cash-flow basis and are not retained by the company or any other affiliate of Southern.

PRODUCTS AND SERVICES

         Southern offers a broad array of traditional banking products and services to its customers, including the products and services described below.

         DEPOSITS. Southern offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer term certificates of deposit. Southern has tailored the rates and terms of its accounts and time deposits to compete with the rates and terms in Southern's principal markets. Southern seeks deposits from residents, businesses and employees of businesses in these markets. The FDIC insures all of Southern's accounts up to the maximum amount permitted by law. In addition, Southern receives service charges which are competitive with other financial institutions in its markets, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other similar fees.

         LENDING ACTIVITIES. Southern uses its deposits, together with borrowings and other sources of funds, to originate and purchase loans. Southern offers a full range of short and medium-term small business and commercial, consumer and real estate loans. Southern generally seeks to allocate its loan portfolio as follows: 80% to real estate loans; 15% to small business and commercial loans; and 5% to consumer loans. Southern has a loan approval process which provides for various levels of officer lending authority. When a loan amount exceeds an officer's lending authority, it is reviewed by the loan committee of the bank's board of directors which has ultimate lending authority.

         The risk of non-payment of loans is inherent in all loans. However, Southern carefully evaluates all loan applicants and attempts to minimize its credit risk exposure by use of thorough loan application and approval procedures that Southern has established for each category of loan. In determining whether to make a loan, Southern considers the borrower's credit history, analyzes the borrower's income and ability to service the loan, and evaluates the need for collateral to secure recovery in the event of default. Southern maintains an allowance for loan losses based upon assumptions and judgments regarding the ultimate collectability of loans in its portfolio and a percentage of the outstanding balances of specific loans when their ultimate collectability is considered questionable.

         Southern directs its lending activities primarily to individuals and businesses in its markets whose demand for funds falls within Southern's legal lending limits and who are potential deposit customers. The following is a description of each of the major categories of loans which Southern makes:

         COMMERCIAL LOANS. This category includes loans made to individuals, partnerships or corporate borrowers for a variety of business purposes. Southern places particular emphasis on loans to small to medium-sized professional firms, retail and wholesale businesses, light industry and manufacturing concerns operating in Southern's markets. Southern considers "small businesses" to include commercial, professional and retail businesses with annual gross sales of less than $20 million or annual operating costs of less than $5 million. Southern's commercial loans include term loans with variable interest rates secured by equipment, inventory, receivables and real estate, as well as secured and unsecured working capital lines of credit. Risks of these types of loans depend on the general business conditions of the local economy and the borrower's ability to sell its products and services in order to generate sufficient business profits to repay the loans under the agreed upon terms and conditions. Personal guarantees may be obtained from the principals of business borrowers and third parties to further support the borrowers' ability to service the debt and reduce the risk of non-payment.

         CONSUMER AND INSTALLMENT LOANS. Consumer loans include lines of credit and term loans secured by second mortgages on the residences of borrowers for a variety of purposes, including home improvements, education and other personal expenditures. Consumer loans also include installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. Consumer loans generally involve more risk than first mortgage loans because the collateral for a defaulted loan may not provide an adequate source of repayment of the principal. This risk is due to the potential for damage to the collateral or other loss of value, while the remaining deficiency often does not warrant further collection efforts. In addition, consumer loan performance depends on the borrower's continued financial stability and is, therefore, more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

         REAL ESTATE LOANS. Southern makes commercial real estate loans, construction and development loans, and residential real estate loans.

         COMMERCIAL REAL ESTATE. Southern offers commercial real estate loans to developers of both commercial and residential properties. Southern manages credit risk associated with these loans by actively monitoring such measures as advance rate, cash flow, collateral value and other appropriate credit factors. Risks associated with commercial real estate loans include the general risk of the failure of the commercial borrower, which are different for each type of business and commercial entity. Southern evaluates each business on an individual basis and attempts to determine such business' risks and credit profile. Southern attempts to reduce credit risks in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, Southern may also require personal guarantees of the principal owners.

         CONSTRUCTION AND DEVELOPMENT LOANS. Southern makes construction and development loans on a pre-sold and speculative basis. If the borrower has entered into an arrangement to sell or lease the property prior to beginning construction, Southern considers the loan to be on a pre-sold or pre- leased basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, Southern considers the loan to be on a speculative basis. Southern makes residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. Southern limits the term of most construction and development loans to 18 months, although it may structure the payments based on a longer amortization basis. Southern bases speculative loans on the borrower's financial strength and cash flow position. Southern disburses loan proceeds based on the percentage of completion and only after an experienced construction lender or appraiser inspects the project. These loans generally command higher rates and fees commensurate with the risks warranted in the construction lending field. The risk in construction lending depends upon the performance of the builder, building the project to the plans and specifications of the borrower and the bank's ability to administer and control all phases of the construction disbursements. Upon completion of the construction, Southern typically converts construction loans to permanent loans.

         RESIDENTIAL REAL ESTATE LOANS. Southern makes residential real estate loans to qualified individuals for the purchase of existing single-family residences in the its markets. Southern makes these loans in accordance with its appraisal policy and real estate lending policy which detail maximum loan to value ratios and maturities. Southern believes that these loan to value ratios are sufficient to compensate Southern for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market. Southern sells mortgage loans that do not conform to its policies in the secondary markets. The risk of these loans depends on the marketability of the loans to national investors and on interest rate changes. Southern retains loans for its portfolio when there is sufficient liquidity to fund the needs of the established customers and when rates are favorable to retain the loans. The loan underwriting standards and policies are generally the same for both loans sold in the secondary market and those retained in Southern's portfolio.

ASSET AND LIABILITY MANAGEMENT

         Southern's primary assets are its loan portfolio and investment account. Southern's liabilities consist primarily of deposits. Southern's objective is to support asset growth primarily through the growth of core deposits, which include deposits of all categories made by individuals, partnerships, corporations and other entities. Consistent with the requirements of prudent banking necessary to maintain liquidity, Southern seeks to match maturities and rates of loans and the investment portfolio with those of deposits, although exact matching is not always possible. Southern seeks to invest the largest portion of its assets in commercial, consumer and real estate loans. Southern's investment account consists primarily of marketable securities of the United States Government, federal agencies and state and municipal governments, generally with varied maturities.

         Southern monitors its asset/liability mix on a regular basis with a monthly report detailing interest-sensitive assets and interest-sensitive liabilities presented to their board of directors. The objective of this policy is to control interest-sensitive assets and liabilities in order to minimize the impact of substantial movements in interest rates on Southern's earnings.

CORRESPONDENT BANKING

         Correspondent banking involves providing services by one bank to another bank which, from an economic or practical standpoint, cannot provide that service for itself. Southern may purchase correspondent services offered by larger banks, including check collections, purchase of federal funds, securities safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations, and sales of loans to or participations with correspondent banks. Southern will sell loan participations to correspondent banks with respect to loans which exceed Southern's lending limits. As compensation for services provided by a correspondent bank, Southern may maintain balances with correspondents in non-interest bearing accounts.

OTHER SERVICES

         Southern's other services include cash management services, safe deposit boxes, traveler's checks, direct deposit of payroll and social security checks, wire transfers, telephone banking, and automatic drafts for various accounts. Southern offers a debit card, VISA and/or MasterCard credit card services through Southern's correspondent banks. Southern offers extended banking hours, both drive-in and lobby, and after-hours depositories. Southern is associated with a shared network of automated teller machines that customers may use throughout Southern's market areas and other regions. Southern is associated with third party Internet banking service providers that enable it to provide customers with a cost effective, secure and reliable Internet banking solution.

CUSTOMERS

         Southern believes that the recent consolidation of the Florida banking industry provides community banks significant opportunities to build successful, locally-oriented banks. Southern further believes that many of the larger financial institutions do not provide the high level of personalized services desired by many small and medium-sized businesses and their principals. Southern intends to focus its marketing efforts on attracting small and medium-sized businesses and individuals, including service companies, manufacturing companies, commercial real estate developers, entrepreneurs and professionals, such as physicians and attorneys.

         Although Southern concentrates its lending efforts on commercial business, Southern also attracts a significant amount of consumer business. Many of its retail customers are the principals of Southern's small and medium-sized business customers. Southern emphasizes "relationship banking," with the goal that each customer will identify and establish a comfort level with Southern's bank officers. Southern intends to further develop its retail business with individuals who appreciate a high level of personal service, contact with their lending officer and responsive decision-making. Southern expects that most of its new business will be developed through Southern's lending officers and local boards of directors and by pursuing an aggressive strategy of calling on customers throughout its market areas.

COMPETITION

         Southern is subject to intense competition in the Florida markets which it currently serves. Southern faces substantial competition in all phases of its operations from a variety of different competitors. This competition includes:

         o Large national and super-regional financial institutions which have well-established branches and significant market share in the communities served by Southern.

         o Finance companies, investment banking and brokerage firms, and insurance companies that offer bank-like products.

         o Credit unions, which can offer highly competitive rates on loans and deposits because they receive tax advantages not available to commercial banks.

         o Other community banks, including start-up banks, that can compete with Southern for customers who desire a high degree of personal service.

         o Technology-based financial institutions including large national and super-regional banks offering on-line deposit, bill payment, and mortgage loan application services.

         Other existing community banks, and many new community bank start-ups, have marketing strategies similar to Southern's. These other community banks may open new branches in the communities served by Southern and compete directly for customers who want the level of service offered by community banks. Other community banks also compete for the same management personnel in Florida.

         Various legislative actions in recent years have led to increased competition among financial institutions. With the enactment of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and other laws and regulations affecting interstate bank expansion, it is easier for financial institutions located outside of the State of Florida to enter the Florida market, including Southern's targeted markets. In addition, recent legislative and regulatory changes and technological advances have enabled customers to conduct banking activities without regard to geographic barriers through computer and telephone-based banking and similar services. There can be no assurance that the United States Congress, or the Florida Legislature or the applicable bank regulatory agencies will not enact legislation or promulgate rules that may further increase competitive pressures on Southern. Southern's failure to compete effectively for customers in its market areas could have a material adverse effect on its business, future prospects, financial condition or results of operations.

EMPLOYEES

         Southern currently has approximately 146 full-time equivalent employees. Southern will hire additional employees as needed to support its growth.

SUPERVISION AND REGULATION

         Southern is subject to an extensive body of state and federal banking laws and regulations which impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of Southern's operations. Southern is also affected by government monetary policy and by regulatory measures affecting the banking industry in general. The actions of the Federal Reserve System affect the money supply, and in general, the lending abilities of banks by increasing or decreasing the costs and availability of funds to the banks. Additionally, the Federal Reserve System regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on bank borrowings, and changes in the reserve requirements against bank deposits.

         The following is a brief summary of some of the statutes, rules and regulations which affect Southern. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of all applicable statutes or regulations. Any change in applicable laws or regulations may have a material adverse effect on Southern's business and prospects.

HOLDING COMPANY REGULATIONS

         Southern is a bank holding company within the meaning of the Federal Bank Holding Company Act of 1956 and the Florida Interstate Banking Act. It is registered as a bank holding company with the Federal Reserve System and is required to file annual reports and other information regarding its business operations and those of any subsidiary. It is also subject to the supervision of the Federal Reserve.

         The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

         o        acquiring all or substantially all of the assets of a bank.

         o acquiring direct or indirect ownership or control of more than five percent of the voting shares of any bank.

         o        merging or consolidating with another bank holding company.

         Except as authorized by the Gramm-Leach-Bliley Act of 1999, a bank holding company is generally prohibited by the Bank Holding Company Act from engaging in, or acquiring direct or indirect control of more than five percent of the voting shares of any company engaged in any business other than the business of banking or managing and controlling banks. Some of the activities the Federal Reserve has determined by regulation to be proper incidents to the business of banking, and thus permissible for bank holding companies, include:

         o making or servicing loans and certain types of leases and related activities.

         o engaging in certain insurance and discount brokerage activities.

         o underwriting and dealing in government securities and certain other securities and financial instruments.

         o providing certain data processing and data transmission services.

         o acting in certain circumstances as a fiduciary or investment or financial advisor.

         o        management consulting and counseling activities.

         o issuing and selling retail monetary instruments such as money orders, savings bonds and travelers' checks.

         o operating trust companies and non-bank depository institutions such as savings associations.

         o making investments in corporations or projects designed primarily to promote community welfare.

         In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve is required to consider whether the performance of the particular activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition and gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests and unsound banking practices. Generally, bank holding companies are required to obtain prior approval of the Federal Reserve to engage in any new activity not previously approved by the Federal Reserve. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of any of its bank subsidiaries.

         The Bank Holding Company Act and the Federal Change in Bank Control Act, together with regulations promulgated by the Federal Reserve, require that, depending on the particular circumstances, either the Federal Reserve's approval must be obtained or notice must be furnished to the Federal Reserve and not disapproved prior to any person or company acquiring control of a bank holding company, subject to certain exemptions. Control is conclusively presumed to exist when an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the bank holding company has registered securities under
Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

         The Federal Reserve, pursuant to regulation and published policy statements, has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve's policy, a bank holding company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve policy, it might not be deemed advisable to provide such assistance. Under the Bank Holding Company Act, the Federal Reserve may also require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve's determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

BANK REGULATION

         Each of Southern's banks is a state bank organized under the laws of Florida. They are all subject to the supervision of the Florida Department of Banking and Finance and the FDIC. Their deposits are insured by the FDIC for a maximum of $100,000 per depositor. For this protection, the banks must pay a semi-annual statutory assessment and comply with the rules and regulations of the FDIC. The Florida Department of Banking and Finance and the FDIC regulate and monitor all areas of a bank's operations, including:

        o         security devices and procedures.

        o         adequacy of capitalization and loss reserves.

        o         loans.

        o         investments.

        o         borrowings.

        o         deposits.

        o         mergers.

        o         issuance of securities.

        o         payment of dividends.

        o         interest rates payable on deposits.

        o         interest rates or fees chargeable on loans.

        o         establishment of branches.

        o         corporate reorganizations.

        o         maintenance of books and records.

        o adequacy of staff training to carry out safe lending and deposit gathering practices.

         In addition, banks are prohibited from engaging in tie-in arrangements in connection with any extension of credit, or the offer of any property or service. Bank regulatory requirements also set forth various conditions regarding the eligibility and qualifications of their officers and directors.

CAPITAL ADEQUACY REQUIREMENTS

         Both bank holding companies and banks are subject to regulatory capital requirements imposed by the Federal Reserve and the FDIC which vary based on differences in risk profiles. The capital adequacy guidelines issued by the Federal Reserve are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The FDIC's risk-based capital guidelines apply directly to insured state banks regardless of whether they are subsidiaries of a bank holding company. Both agencies' requirements, which are substantially similar, provide that banking organizations must have capital (as defined in the rules) equivalent to 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

         Both the Federal Reserve and the FDIC have also adopted minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. The guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholder's equity, less goodwill and other adjustments. Tier 2 capital consists of mandatory convertible, subordinated, and other qualifying term debt, preferred stock not qualifying for Tier 1, and a limited allowance for credit losses up to a designated percentage of risk-weighted assets. Under these guidelines, institutions must maintain a specified minimum ratio of "qualifying" capital to risk-weighted assets. At least 50% of an institution's qualifying capital must be "core" or "Tier 1" capital, and the balance may be "supplementary" or "Tier 2" capital. The guidelines imposed on the banks include a minimum leverage ratio standard of capital adequacy. The leverage standard requires top-rated institutions to maintain a minimum Tier 1 capital to assets ratio of 3%, with institutions receiving less than the highest rating required to maintain a ratio of 4% or greater, based upon their particular circumstances and risk profiles.

         Federal bank regulatory authorities have adopted regulations revising the risk-based capital guidelines to further ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. Under the regulations, when evaluating a bank's capital adequacy, the revised capital standards now explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts.

         The foregoing capital guidelines could affect Southern and its banks in several ways. If the banks grow rapidly, their respective capital bases may become insufficient to support continued growth, making an additional capital infusion necessary. The capital guidelines could also impact the banks' ability to pay dividends. Rapid growth, poor loan portfolio performance or poor earnings performance, or a combination of these factors, could change each bank's capital position in a relatively short period of time. Failure to meet these capital requirements would require the banks to develop and file with the FDIC a plan describing the means and a schedule for achieving the minimum capital requirements. In addition, Southern would not be able to receive regulatory approval of any application that required consideration of capital adequacy, such as a branch or merger application, unless it could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

DIVIDENDS

         The ability of Southern to pay cash dividends depends entirely upon the amount of dividends paid by its bank subsidiaries. Additionally, the Florida Business Corporation Act provides that a Florida corporation may only pay dividends if the dividend payment would not render the corporation insolvent or unable to meet its obligations as they come due.

         Florida state banks are subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from the banks' capital without the prior approval of the Florida Department of Banking and Finance and the FDIC. Except with the prior approval of the Florida Department of Banking and Finance, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. In addition, any Florida bank is required to transfer at least 20% of its net income to surplus until its surplus equals the amount of paid-in capital.

OTHER LAWS

         State usury laws and federal laws concerning interest rates limit the amount of interest and various other charges collected or contracted by a bank. The lending operations of Southern are subject to federal laws applicable to credit transactions, such as the:

         o Federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers.

         o Community Reinvestment Act requiring financial institutions to meet their obligations to provide for the total credit needs of the communities they serve, including investing their assets in loans to low and moderate-income borrowers.

         o Home Mortgage Disclosure Act requiring financial institutions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to meet the housing needs of the community it serves.

         o Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibitive factors in extending credit.

         o Fair Credit Reporting Act governing the manner in which consumer debts may be collected by collection agencies.

         o The rules and regulations of various federal agencies charged with the responsibility of implementing such federal laws.

         The deposit and certain other operations of Southern are also subject to provisions of the following laws:

         o Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records.

         o Title V of the Gramm-Leach-Bliley Act of 1999 regarding disclosure of customers' nonpublic personal information which requires financial institutions to publish their policies concerning disclosure of such information and give customers the opportunity to opt out of unwanted disclosure.

         o Electronic Funds Transfer Act and Regulation E, issued by the Federal Reserve to implement that act, which govern automatic deposits to, and withdrawals from, deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

INTERSTATE BANKING AND BRANCHING

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, eligible bank holding companies in any state are permitted, with Federal Reserve approval, to acquire banking organizations in any other state. As a result, most of the limitations on interstate acquisitions of banking organizations have been eliminated. The Interstate Banking and Branching

Efficiency Act also removed substantially all of the prohibitions on interstate branching by banks. The authority of a bank to establish and operate branches within a state continues to be subject to applicable state branching laws. Subject to these laws, a bank operating in any state may now establish one or more branches within any other state without the establishment of a separate banking structure within the other state through the merger with an existing bank in that state. Under current Florida law, Florida banks may open branch offices throughout Florida with the prior approval of the Florida Department of Banking and Finance and the FDIC. In addition, with prior regulatory approval, Southern will be able to acquire existing banking operations in other states.

FINANCIAL MODERNIZATION

         The Gramm-Leach-Bliley Act of 1999 modernized the federal bank regulatory framework by allowing the consolidation of banking institutions with other types of financial services firms, subject to various restrictions and requirements. In general, the Gramm-Leach-Bliley Act repealed most of the federal statutory barriers which separated commercial banking firms from insurance and securities firms and authorized the consolidation of such firms in a "financial services holding company." Southern has no immediate plans to utilize the structural options created by the Gramm- Leach-Bliley Act, but Southern may develop such plans in the future. In the meantime, Southern provides its customers with a range of financial products and services, including various insurance products and securities brokerage services, through cooperative arrangements with third-party vendors.

STOCK DIVIDEND

         On August 6, 2001, Southern declared a 2-for-1 stock split in the form of a 100% stock dividend. The dividend was issued to stockholders of record as of October 19, 2001. As a result of the dividend, Southern issued 2,730,101 shares of common stock. All amounts in this Annual Report on Form 10-KSB have been restated to reflect the stock dividend, except as otherwise noted.

PROPOSED PUBLIC OFFERING

         During December 2001, Southern commenced a public offering of 1,200,000 shares of its common stock at a price of $10.50 per share. The shares are being offered on behalf of Southern by its executive officers who will not receive any compensation for their efforts. The expiration date of the offering is May 15, 2002.

         If this offering is successful, Southern will receive proceeds in the minimum amount of $10,500,000 and the maximum amount of $12,600,000. Southern will utilize the first $10,500,000 of these proceeds as follows:

         o Southern will pay the costs of the offering, which are estimated at $50,000.

         o Southern will reimburse the organizers of its proposed Boca Raton bank for the origination costs of the new bank. These expenses are estimated at $450,000.

         o Southern will make a capital contribution of $10,000,000 to the proposed Boca Raton bank. The new bank will initially utilize these proceeds to purchase marketable securities. The new bank will liquidate these securities as necessary to make loans and to pay its start-up and operating expenses.

         Southern will utilize the balance of the proceeds, if any, to create a working capital reserve. Southern will utilize this reserve for the following purposes:

         o to pay operating expenses of its holding company, including salaries, and legal and accounting fees.

         o to make capital contributions to its banks when it determines that such capital is required either for regulatory or liquidity purposes.

ITEM 2.      PROPERTIES

         Southern's principal executive office is located at 250 North Orange Avenue, Orlando, Florida. Southern shares this office with the main office of its Orlando bank. Southern's three bank subsidiaries currently operate a total of 12 offices. The following table sets forth information regarding each of these locations.

                                                                                             EXPIRATION DATE/
BANK                     LOCATION                SIZE               LEASE/OWNED               RENEWAL OPTION
----                     --------                ----               -----------              ----------------
Orlando Bank             Downtown                6,000 Sq. ft.        Leased                June 2008, with 10
                         Orlando                                                            year option
Orlando Bank             Altamonte               4,182 Sq. ft.        Leased                November 2008, with
                         Springs                                                            four 5 year options
Orlando Bank             Winter Park             4,850 Sq. ft.        Owned                 N/A
Orlando Bank             Longwood                2,200 Sq. ft.        Leased                December 2003, with
                                                                                            three 5 year options
Orlando Bank             Boca Raton              4,000 Sq. ft.        Leased                August 2006
Orlando Bank             South Orlando           7,100 Sq. ft.        Owned                 N/A
Bonita Bank              Bonita Springs          11,600 Sq. ft.       Owned                 N/A
Bonita Bank              Naples                  4,300 Sq. ft.        Owned                 N/A
Daytona Bank             Daytona Beach           3,600 Sq. ft.        Leased                August 2008, with 10
                                                                                            year option
Daytona Bank             Ormond Beach            1,400 Sq. ft.        Owned                 N/A
Daytona Bank             Port Orange             4,200 Sq. ft.        Owned                 N/A
Daytona Bank             Daytona Beach           4,600 Sq. ft.        Leased                October 2011, with 10
                                                                                            year option


         The Bonita Springs property was formerly the site of a gas station at which leaking underground fuel storage tanks caused some contamination of the subsurface groundwater. The Florida Department of Environmental Protection has accepted this site for clean-up under the state's remediation program and has reserved $250,000 to cover the estimated clean-up costs. Due to the relatively low priority level of the site in the State's clean-up program, Southern cannot predict when the state will commence or complete the clean-up of the site. Southern has received an environmental engineering assessment of the contamination and the required remediation. Based on this report, Southern believes that the clean-up of the site will not disrupt Southern's proposed banking services at the site.

ITEM 3.       LEGAL PROCEEDINGS

         From time to time, Southern is involved in litigation arising from the ordinary course of its business, such as claims to collect past due loans. As of the date of this report, Southern is not engaged in any material legal proceedings.


ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS

TRADING INFORMATION

         There is no established public market for Southern's common stock, and Southern does not currently have any brokers or other persons who make a market in its common stock.

RECORD HOLDERS

         As of March 15, 2002, there were approximately 759 holders of record of the Southern's common stock.

DIVIDENDS

         As a holding company, Southern has no significant independent sources of revenue. Accordingly, Southern's principal source of funds are cash dividends and other payments that it receives from its bank subsidiaries. Southern expects that its bank subsidiaries will retain most of their earnings in order to increase their capital. Furthermore, Southern's bank subsidiaries' ability to pay dividends is restricted under Federal and state banking law. As a result, Southern has not paid any dividends to date and does not anticipate that it will pay dividends in the foreseeable future.

PRIVATE SALES OF SECURITIES

         During 2001, Southern issued 350,489 shares of its common stock, pursuant to the exemption from the registration requirements set forth in
Section 4(2) of the Securities Act of 1933, as amended, as follows:

         o On March 16, 2001, Southern issued 750 shares to an executed under a restricted stock grant agreement. These shares were issued at a value of $15.00 per share. These amounts have not been adjusted to reflect the 2-for-1 stock split which was effective on October 19, 2001.

         o On March 16, 2001, Southern issued 7,816 shares as its contribution to its 401(k) Profit Sharing Plan. These shares were issued at a value of $15.00 per share. These amounts have not been adjusted to reflect the 2-for-1 stock split which was effective on October 19, 2001.

         o On March 16, 2001, Southern issued 5,548 shares pursuant to Southern's Employee Stock Purchase Plan. These shares were issued at a value of

                  $15.00 per share. These amounts have not been adjusted to reflect the 2-for-1 stock split which was effective on October 19, 2001.

         o On May 31, 2001, Southern sold 5,500 shares at a price of $16.50 to certain of its employees. These amounts have not been adjusted to reflect the 2-for- 1 stock split which was effective on October 19, 2001.

         o Between June 15, 2001 and June 29, 2001, Southern sold 292,615 shares at a price of $16.95 per share to private investors. These amounts have not been adjusted to reflect a 2 for 1 stock split effective October 19, 2001.

         o Between July 10, 2001 and July 31, 2001, Southern sold 13,360 shares to 11 investors at a price of $16.95 per share. These amounts have not been adjusted to reflect a 2 for 1 stock split effective October 19, 2001.

         o Between July 17, 2001 and August 29, 2001, Southern sold 24, 900 shares to 5 employees at a price of $16.50 per share. These amounts have not been adjusted to reflect a 2 for 1 stock split effective October 19, 2001.

PRIOR PUBLIC OFFERING

         During July 2000, Southern commenced a public offering of 1,050,000 shares of its common stock at a price of $16.50 per share. The shares were offered on behalf of Southern by its executive officers who did not receive any compensation for their efforts.

         The offering was completed on January 31, 2001. Southern sold a total of 864,883 shares in the offering. Southern received a total of $14,271,000 from this offering. The total expenses of the offering were $156,000. Offering expenses consisted of legal, accounting, printing, filing and similar fees. No portion of these fees were paid to any affiliates of Southern.

         Southern used the net proceeds of the offering as follows:

         o Southern utilized $3.2 million to increase the capital of Southern Community Bank.

         o Southern utilized $10.2 million to provide the initial capital for Southern Community Bank of Southwest Florida.

         o        Southern utilized $156,000 to pay expenses of the offering.

         o Southern retained the balance of the funds (i.e., $715,000) to meet future working capital requirements of Southern and its subsidiaries.

         Both Southern Community Bank and Southern Community Bank of Southwest Florida will utilize the net proceeds they received as working capital for their operations. In this connection, the banks initially placed the net proceeds in government securities and other liquid investments. The banks will utilize the net proceeds, as needed, to fund loans and to pay operating expenses. In addition, Southern Community Bank of Southwest Florida utilized $642,000 to repay a loan which it had received prior to its opening. The proceeds of the loan had been utilized to pay organizational expenses, including the salaries of Richard Garner and Joel Whittenhall, who currently serve as directors of Southern. This loan was guaranteed by all of the organizers of Southern Community Bank of Southwest Florida. Four of them currently serve as directors of Southern.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF SOUTHERN


         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH SOUTHERN'S CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT. UNLESS OTHERWISE NOTED, ALL SHARE AMOUNTS HAVE BEEN REVISED TO REFLECT SOUTHERN'S TWO FOR ONE STOCK SPLIT WHICH WAS EFFECTIVE ON OCTOBER 19, 2001.

SELECTED FINANCIAL DATA OF SOUTHERN

         The financial condition data as of December 31, 2000 and December 31, 2001, the operating data for the period from the years ended December 31, 2000 and 2001, and have been derived from Southern's audited consolidated financial statements included elsewhere in this report, which have been audited by Hacker, Johnson & Smith, PA, independent auditors. The historical results do not necessarily indicated the results which Southern will have in the future.


                                             December 31,     December 31,
                                                 2000             2001
                                             ------------     ------------
FINANCIAL CONDITION DATA
(Dollars in thousands)
   Assets ............................         $210,813          449,127
   Securities available for sale .....           18,746           41,472
   Loans, net ........................          150,734          352,161
   Deposits ..........................          182,225          399,973
   Stockholders' equity ..............           26,351           42,348
   Book value per share ..............         $   7.66             7.76
   Number of full service customer
   facilities ........................                5               12


OPERATING DATA                                          Year Ended          Year Ended
(Dollars in thousands except per share amounts)         December 31,       December 31,
                                                           2000                2001
                                                        ------------       ------------
     Interest income ..........................         $   12,512             24,432
     Interest expense .........................              6,201             14,372
     Net interest income before loan loss
       provision ..............................              6,311             10,060
     Provision for loan losses ................              1,174              2,351
     Net interest income after loan loss
       provision ..............................              5,137              7,709
     Other income .............................                595              1,854
     Other expense ............................              5,033             10,438
     Income tax provision (benefit) ...........                299               (295)
     Net income (loss) ........................                400               (580)
     Net income (loss) per share, basic and
       diluted ................................         $     0.20              (0.12)
     Total shares outstanding at end of
       period .................................          1,720,098          5,460,202


                         NET INTEREST INCOME AND EXPENSE

                                              YEAR ENDED DECEMBER 31, 2000
                                           ---------------------------------
                                           AVERAGE      INTEREST &
                                           BALANCE       DIVIDENDS     YIELD
                                           -------      ----------     -----
                                                  (Dollars in Thousands)

Loans ..................................   $105,566        10,702      10.14%
Securities .............................     16,066         1,123       6.99%
Other interest-earning assets(1) .......      8,014           687       8.57%
                                           --------      --------

Total interest earnings assets .........    129,646        12,512       9.65%
                                                         --------

Non-interest-earning assets ............     12,398
                                           --------

Total assets ...........................   $142,044
                                           ========

Savings and NOW deposits ...............     18,089           702       3.88%
Money market deposits ..................     17,774           828       4.66%
Time deposits ..........................     73,749         4,619       6.26%
                                           ---------     --------
Total interest-bearing deposits ........    109,612         6,149       5.61%

Other borrowings .......................        849            52       6.12%
                                           ---------     --------

Total interest-bearing liabilities .....    110,461         6,201       5.61%
                                                         --------

Non-interest-bearing deposits ..........     17,513
Non-interest-bearing liabilities .......        660
Shareholders' equity ...................     13,410
                                           --------

Total liabilities and equity ...........   $142,044
                                           ========

Net interest income and spread(2) ......                 $  6,311       4.04%
                                                         ========      =====

Net interest margin(3) .................                                4.87%
                                                                       =====

Average interest-earning assets to
 average interest-bearing liabilities ..       1.17
                                           ========



(1)  Includes federal funds sold and Federal Home Loan Bank stock.

(2) Represents the difference between average interest-earning assets and average interest- bearing liabilities.

(3) Represents net interest income divided by average interest-earning assets.

                         NET INTEREST INCOME AND EXPENSE

                                                  YEAR ENDED DECEMBER 31, 2001
                                              -------------------------------------
                                              AVERAGE      INTEREST &
                                              BALANCE       DIVIDENDS        YIELD
                                              -------      ----------      --------
                                                      (Dollars in Thousands)

Loans ..................................      $257,432         21,455          8.33%
Securities .............................        25,439          1,404          5.52%
Other interest-earning assets(1) .......        40,744          1,573          3.86%
                                              --------       --------

Total interest earnings assets .........       323,615         24,432          7.55%
                                                             --------

Non interest earning assets ............        27,263
                                              --------

Total assets ...........................      $350,878
                                              ========

Savings and NOW deposits ...............       101,299          4,908          4.85%
Money market deposits ..................        29,516            994          3.37%
Time deposits ..........................       146,272          8,437          5.77%
                                              --------       --------
Total interest-bearing deposits ........       277,087         14,339          5.17%

Other borrowings .......................         1,184             33          2.79%
                                              --------       --------

Total interest-bearing liabilities .....       278,271         14,372          5.16%
                                                             --------

Non-interest-bearing deposits ..........        34,195
Non-interest-bearing liabilities .......         2,246
Stockholders' equity ...................        36,166
                                              --------

Total liabilities and equity ...........      $350,878
                                              ========

Net interest income and spread(2) ......                       10,060
                                                             ========

Net interest margin(3) .................                                       3.11%
                                                                           ========

Average interest-earning assets to
 average interest-bearing liabilities ..          1.16
                                              ========


(1)  Includes federal funds sold and Federal Home Loan Bank stock.

(2) Represents the difference between average interest-earning assets and average interest- bearing liabilities.

(3) Represents net interest income divided by average interest-earning assets.

ACQUISITION OF PENINSULA BANCORP, INC.

          On December 18, 2000, Southern entered into an Agreement and Plan of Merger with Peninsula Bancorp, Inc. Peninsula was the parent company of Peninsula Bank. The merger was consummated on April 30, 2001. Peninsula Bank changed its name to Southern Community Bank, Atlantic in March 2002.

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

          Southern issued a total of 1,247,880 shares pursuant to the terms of the merger.

          Southern accounted for the transaction using the purchase method of accounting. Accordingly, the results of operations of Peninsula are included in Southern's consolidated financial statements from the date of acquisition.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND
DECEMBER 31, 2001

          Southern had net earnings of $400,000 for the year ended December 31, 2000 compared to net loss of $580,000 for the year ended December 31, 2001.

          Southern's results of operations for 2001 were adversely affected by a decline in Southern's net interest margin which decreased from approximately 4.87% during 2000 to 3.11% during 2001. This decrease was due to an overall decline of interest rates during this period which reduced the yields on Southern's loan portfolio and investment portfolio more than the rates paid by Southern on its interest bearing liabilities. In this connection, many of Southern's deposit products have relatively high interest rates. This was due to Southern's efforts to increase deposits during the second half of 2000. Southern expects this issue will be addressed by the repricing of the deposits during the first quarter of 2002. The net interest margin was also adversely affected by Southern's relatively high level of liquid assets (such as federal funds sold). Southern plans to address this issue by seeking new loans at each of its banks. Earnings were also adversely affected as a result of the loss incurred by Southern Community Bank of Southwest Florida during its initial year of operations.

          INTEREST INCOME AND EXPENSE. Interest income for the year ended December 31, 2000 was $12.5 million compared to $24.4 million for the year ended December 31, 2001. Interest expense was $6.2 million for the year ended December 31, 2000, compared to $14.4 million for the year ended December 31, 2001. The increase in these amounts was directly attributable to the increase in loans, investment securities, and deposit accounts.

          NET INTEREST INCOME. Southern's operating results depend primarily on Southern's net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest-rate spread") and the relative amounts of interest-earning assets and interest-bearing liabilities. Southern's interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, Southern's net earnings are also affected by the level of non-performing loans and foreclosed real estate, as well as the level of its non-interest income, and its non-interest expenses, such as salaries and employee benefits and occupancy expense and income taxes.

          As discussed above, Southern's net interest margin decreased from approximately 4.87% for 2000 to approximately 3.11% for 2001. The adverse change in the net interest margin reflects the impact of the decrease in interest rates in the economy, which reduced the yield on Southern's loans and investment securities more rapidly than the yields paid by Southern on its deposits and other interest bearing liabilities. The net interest margin was also adversely affected by Southern's relatively high level of liquid assets, such as federal funds sold.

          PROVISION FOR LOAN LOSSES. The provision for loan losses totaled $1,174,000 in for the year ended December 31, 2000 and $2,351,000 in 2001. The increase in the provision for loan losses primarily reflects the growth in Southern's loan portfolio, as well as specific reserves for certain loans.

          NON-INTEREST INCOME. Non-interest income totaled $595,000 for the year ended December 31, 2000 compared to $1,854,000 for the year ended December 31, 2001. Non-interest income consists of service charges on deposit accounts and other service charges and fees. Customer service charges totaled $372,000 in 2001, up from $266,000 in 2000, due to an increase in the average number of deposit accounts. Other service charges and fees totaled $674,000 in 2001, up from $215,000 in 2000. This increase was primarily caused by an increase in insurance referral fees as well as overall growth of Southern. Southern had a gain on sale of securities available for sale of $642,000 in 2001, compared to $30,000 in 2000. Earnings on bank owned life insurance totaled $166,000 in 2001, compared to $84,000 in 2000.

          NON-INTEREST EXPENSES. Non-interest expenses for the year ended December 31, 2000 totaled $5.0 million, and $10.4 million for the year ended December 31, 2001, and was comprised of the following:

         o Salaries and employee benefits in 2000 totaled $2.0 million or 40% of total non-interest expenses, and $5.3 million or 51% in 2001. This increase reflects additional employees hired as a result of the opening of the Bonita Springs Bank, the acquisition of the Daytona Bank, the opening of a Boca Raton branch, together with salary increases and higher benefit costs.

          o Occupancy and equipment expense in 2000 totaled $980,000 or 19% of total non-interest expenses, and $1,926,000 or 18% in 2001. The increase was primarily due to the addition of the branches of the Bonita Springs Bank and Daytona Bank which were not present in 2000, as well as the opening of a loan production office in Palm Beach County, Florida in the second quarter of 2001.

          o Preopening expenses of $659,000 in 2000 consisted of organizational and preopening expenses associated with Southern Community Bank of Southwest Florida. Preopening expenses of $133,000 in 2001 consisted of organizational and preopening expenses associated with Southern Community Bank of South Florida.

          o Other non-interest expenses in 2000 totaled $1,359,000 or 27% of total non-interest expenses, and $3,072,000 or 29% in 2001. Other non-interest expenses included data processing, printing and office supplies, marketing and advertising, professional fees and other expenses. This increase was due to the opening of the Bonita Springs Bank and the acquisition of the Daytona Bank. Other non-interest expenses included data processing, printing and office supplies, marketing and advertising, professional fees and other expenses.

         INCOME TAX PROVISION (BENEFIT). The income tax provision (benefit) totaled $299,000 for 2000 and $(294,000) in 2001.

CAPITAL EXPENDITURES

          Southern's capital expenditures are reviewed by its board of directors. Southern makes capital expenditures in order to expand its business and to improve Southern's ability to provide quality services to its customers. Capital expenditures equaled $5.7 million in 2000, and $6.5 million for the year ended December 31, 2001. These expenditures were related to the purchase of real property as branch locations, and the purchase of leasehold improvements and furniture and equipment purchased for new banking facilities opened during 2000 and 2001.

          Southern currently plans to spend $6.1 million on capital expenditures in 2002, primarily related to the acquisition, construction and furnishing of new branch offices.

ASSET QUALITY AND CREDIT RISK

          SECURITIES. Southern maintains a high quality investment portfolio, including U.S. government agencies and mortgage-backed securities. Southern believes that these securities have very little risk of default. At December 31, 2000, and December 31, 2001, all of the securities held in the investment portfolio were rated "A" or better. All of these securities were classified "available for sale." A rating of "A" or better means that the bonds are of "upper medium grade, with strong ability to repay, possibly with some susceptibility to adverse economic conditions or changing circumstances." Ratings are assigned by independent rating agencies and are subject to the accuracy of reported information concerning the issuers and the subjective judgment and analysis of the rating agencies. They are not a guarantee of collectability. Approximately 14.2% of these securities matured in five years or less, at December 31, 2000 and 87.4% at December 31, 2001. As such, Southern is subject fluctuations in market value due to changes in the general level of interest rates.

          The following table sets forth information regarding the composition of the investment portfolio at December 31, 2000 and 2001 (amounts in thousands):


                                           2000         2001
                                         -------      -------
      Securities of U.S. Government
         agencies and corporations       $16,768       41,472
      Mortgage-backed securities           1,978           --
                                         -------      -------
                Total Securities         $18,746       41,472
                                         =======      =======

          LOANS. Southern maintains a high quality portfolio of real estate, commercial and consumer loans. All loans over individual lending limits are reviewed and approved by Southern's loan committee, which ensures that loans comply with applicable credit standards. In most cases, Southern requires collateral from borrowers. The type and amount of collateral varies, but may include residential or commercial real estate, deposits held by financial institutions, U.S. Treasury securities, other marketable securities and personal property. Southern's monitors collateral values to ensure that they are maintained at proper levels.

          As of December 31, 2000, approximately 74.1% of Southern's loans were real estate loans secured by real estate in central and south Florida. This percentage decreased to72.3% at December 31, 2001. This level of concentration could present a potential credit risk because the ultimate collectability of these loans is susceptible to adverse changes in real estate market conditions in these markets. Southern has sought to address this risk by limiting most loans to a maximum of 75% of the appraised value of the underlying real estate and maximum amortization schedules of 20 years with maturity dates not exceeding 5 years.

          The following table divides Southern's loan portfolio into five categories. Most of the loans are short-term and may be renewed or rolled over at their maturity. At that time, Southern undertakes a complete review of the borrower's credit worthiness and the value of any collateral. If these items are satisfactory, Southern will generally renew the loan at prevailing interest rates. In addition to outstanding loans, Southern enters into legally binding commitments to extend credit, letters of credit and unused line of credit. These commitments totaled $29.3 million at December 31, 2000, and $94.0 million at December 31, 2001.


                                 TYPES OF LOANS

                                                 DECEMBER 31, 2000                  DECEMBER 31, 2001
                                            ---------------------------       ---------------------------
                                                           PERCENTAGE OF                     PERCENTAGE OF
                                              AMOUNT        TOTAL LOANS         AMOUNT        TOTAL LOANS
                                            ----------     ------------       ----------     ------------
                                                                 (dollars in thousands)
    Commercial.......................       $   35,030             22.8%      $   88,088             24.5%
    Commercial real estate...........           40,224             26.2%         113,805             31.7%
    Residential real estate..........           11,070              7.2%          27,171              7.6%
    Construction.....................           62,520             40.7%         118,177             33.0%
    Consumer and other...............            4,700              3.1%          11,629              3.2%
                                            ----------       ----------       ----------       ----------
    Total loans......................       $  153,544            100.0%      $  358,870            100.0%
                                                             ==========                        ==========
    Less:
          Allowance for loan
          losses.....................           (1,795)                           (4,457)
          Net deferred loan fees.....           (1,015)                           (2,252)
                                            ----------                        ----------
          Loans, net.................       $  150,734                        $  352,161
                                            ==========                        ==========


      The following table sets forth information regarding the maturities of Southern's loans. For purposes of the table, demand loans are shown as being payable in one year or less. The entire amount of a balloon loan is treated as maturing in the year that the balloon payment is due.

          MATURITIES OF LOANS BASED ON CONTRACTUAL PRINCIPAL REPAYMENTS


                                                    AT DECEMBER 31, 2000
                                     ----------------------------------------------
                                     ONE YEAR    OVER ONE TO  OVER FIVE
TOTAL LOANS:                         OR LESS     FIVE YEARS     YEARS        TOTAL
------------                         --------    -----------  ---------     -------
                                                    (in thousands)
    Commercial ................      $15,126        9,664       10,240       35,030
    Commercial real estate ....       17,368       11,098       11,758       40,224
    Construction ..............       26,995       17,251       18,274       62,520
    Residential real estate ...        4,780        3,054        3,236       11,070
    Consumer and other ........        2,029        1,297        1,374        4,700
                                     -------      -------      -------      -------
    Total .....................       66,298       42,364       44,882      153,544
                                     =======      =======      =======      =======


         Of the $87.2 million in loans due after one year, 58.3% have fixed interest rates and 41.7% have adjustable rates.


                                                  AT DECEMBER 31, 2001
                                    -----------------------------------------------
                                    ONE YEAR    OVER ONE TO   OVER FIVE
TOTAL LOANS:                         OR LESS    FIVE YEARS      YEARS        TOTAL
------------                        --------    -----------   ---------     -------
                                                    (in thousands)
    Commercial ................       33,164       45,583        9,341       88,088
    Commercial real estate ....       42,846       58,891       12,068      113,805
    Residential real estate ...       10,229       14,061        2,881       27,171
    Construction ..............       44,491       61,153       12,533      118,177
    Consumer and other ........        4,378        6,018        1,233       11,629
                                     -------      -------      -------      -------
    Total .....................      $135,108     185,706       38,056      358,870
                                     =======      =======      =======      =======


         Of the $223.8 million in loans due after one year, 33.1% have fixed interest rates and 66.9% have adjustable rates.

         COMMERCIAL LOANS. Southern makes commercial loans to businesses located in its target markets. The credit risk associated with business lending is influenced by general economic conditions, deterioration in a borrower's capital position resulting in increasing debt to equity ratios, deterioration in a borrower's cash position resulting in a liquidity problem, and decreasing revenues due to inefficient operations of the borrower. These loans are generally secured by corporate assets, marketable securities or other liquid financial instruments. These loans totaled $35.0 million or 22.8% of total loans at December 31, 2000 and $88.1 million or 24.5% of total loans at December 31, 2001.

         REAL ESTATE LOANS. Southern's real estate loans totaled $113.8 million or 74.1% of total loans at December 31, 2000, and $259.2 million or 72.3% of total loans at December 31, 2001.

         Southern makes real estate loans secured by commercial real estate, including loans to acquire or refinance office buildings, warehouses and apartments. These loans totaled $40.2 million or 26.2% of total loans at December 31, 2000 and $113.8 million or 31.7% of total loans at December 31, 2001. Most of these loans have a maturity of five years or less. At December 31, 2000 and 2001, almost all of these loans were collateralized by real property located in central and south Florida. These loans generally require a loan-to-collateral value of not more than 75%.

         Residential real estate loans totaled $11.1 million or 7.2% of total loans at December 31, 2000 and $27.2 million, or 7.6% of total loans at December 31, 2001. Residential real estate loans are predominately adjustable rate home mortgages which generally require a loan-to-collateral value of not more than 90% and equity credit lines which generally limit the loan-to-collateral value to not more than 90%. Most loans have a maximum term of five years. At December 31, 2001, almost all of the residential real estate loans were collateralized by residences in central and south Florida.

         Construction loans totaled $62.5 million or 40.7% of loans at December 31, 2000 compared to $118.2 million or 33% of loans at December 31, 2001. Southern makes commercial and residential real estate construction loans. At December 31, 2001, almost all construction loans were collateralized by property in central and south Florida.

         CONSUMER LOANS AND OTHER. Southern offers consumer loans and personal and secured loans. The security for these loans ordinarily consists of automobiles, consumer goods, marketable securities, certificates of deposit and similar items. These loans totaled $4.7 million or 3.1% of total loans at December 31, 2000 and $11.6 million or 3.2% of total loans at December 31, 2001. Risks associated with customer loans include loss of employment of borrowers, declines in the financial condition of borrowers resulting in delinquencies, and rapid depreciation of loan collateral.

NON-PERFORMING ASSETS AND PAST DUE LOANS

         Non-performing assets consist of non-accrual loans and residential and commercial properties acquired in partial or total satisfaction of problem loans which are known as "other real estate owned" or "OREO." Past due loans are loans that are delinquent 30 days or more which are still accruing interest.

         Southern's credit review and approval process is critical to its ability to minimize non-performing assets on a long-term basis. In addition to the negative impact on interest income, non-performing assets also increase operating costs due to the expense of collection efforts. It is Southern's policy to place all loans which are past due 90 days or more on non-accrual status, subject to exceptions made on a case by case basis. As of December 31, 2000, Southern had $2.0 million in loans which were nonperforming, and $81,000 in accruing loans which were past due more than 90 days. At December 31, 2001, Southern had $2.6 million in loans which were nonperforming, and $1.2 million in accruing loans which were past due more that 90 days.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

         Southern evaluates the adequacy of its allowance for loan losses as part of Southern's on-going credit review and approval process. The review process is intended to identify, as early as possible, customers who may be facing financial difficulties. Once identified, the extent of the client's financial difficulty is carefully monitored by Southern's credit administrator, who recommends to the directors' loan committee the portion of any credit that needs a specific reserve allocation or should be charged off. Other factors considered by the loan committee in evaluating the adequacy of the allowance include overall loan volume, historical net loan loss experience, the level and composition of nonaccrual and past due loans, local economic conditions, and value of any collateral. From time to time, specific amounts of the reserve are designated for certain loans in connection with the loan review officer's analysis of the adequacy of the allowance for loan losses.

         While a portion of this allowance is typically intended to cover specific loan losses, it is considered a general reserve which is available for all credit-related purposes. The allowance is not a precise amount, but is derived based upon the above factors and represents management's best estimate of the amount necessary to adequately cover probable losses from current credit exposures. The provision for loan losses is a charge against current earnings and is determined by management as the amount needed to maintain an adequate allowance.

         Southern believes that the overall credit quality of its loan portfolio is strong, as evidenced by the fact that it has had only non-performing loans of $2.0 million at December 31, 2000 and $3.8 million at December 31, 2001. The low level of non-performing loans and charge-offs may be due, in large part, to Southern's relatively short operating history. Southern expects that it will have additional non-performing loans and charge-offs in the future as its loan portfolio matures. However, Southern believes that its allowance for loan losses will be sufficient to absorb these loan losses. To date, Southern has sought to maintain its allowance for loan losses in excess of 1% of total loans. At December 31, 2000, its allowance was $1,795,000 or 1.17% of total loans, compared to $4,457,000 or 1.24% of total loans at December 31, 2001.

         The following table further summarizes the allocation of the allowance for loan losses by type of loan at December 31, 2000 and December 31, 2001.

                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES


                                   DECEMBER 31, 2000       DECEMBER 31, 2001
                                ----------------------   ---------------------
                                         PERCENTAGE OF            PERCENTAGE OF
                                AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS
                                ------   -------------   ------   ------------
                                             (dollars in thousands)
    Commercial                  $  293        22.8%      $  881        24.5%
    Commercial real
      estate                       462        26.2        1,138        31.7
    Real estate -
      construction                 481        40.7        1,182        33.0
    Residential real
      estate                        55         7.2          136         7.6
    Consumer loans
      and other                     99         3.1          233         3.2
    Unallocated
      general reserves             405          --          887          --
                                ------      ------       ------      ------
    Total allowance
      for loan losses           $1,795       100.0%       4,457       100.0%
                                ======      ======       ======      ======


         The following table displays loan originations by type of loan and principal reductions during the years ended December 31, 2001 and 2000.


                   LOAN ORIGINATIONS AND PRINCIPAL REDUCTIONS

                                                               FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                                                DECEMBER 31, 2000    DECEMBER 31, 2001
                                                                -----------------    -----------------
                                                                          (IN THOUSANDS)
               Originations:
                        Commercial loans ...............            $  42,702                81,638
                        Commercial real estate loans ...               49,034               105,628
                        Residential real estate loans ..               13,495                25,324
                        Construction ...................               76,213               109,961
                        Consumer loans and other .......                5,729                10,663
                                                                    ---------             ---------

                        Total loans originated .........              187,173               333,214

                Principal reductions ...................              (95,653)             (127,888)
                                                                    ---------             ---------
                          Increase in gross loans ......            $  91,520               205,326
                                                                    =========             =========

SOUTHERN'S FINANCIAL CONDITION

         Southern's goal is to maintain a high quality and liquid balance sheet. Southern seeks to achieve this objective through a high quality portfolio of investment securities with short to medium term maturities, and a high quality portfolio of real estate, commercial and consumer loans. To date, Southern has incurred only a modest level of loan losses, primarily due to its short operating history. Southern expects that its level of loan losses will increase in the future as Southern's loan portfolio matures. However, Southern believes that its allowance for loan losses will be sufficient to absorb these loan losses.

         SECURITIES. In 2000, securities averaged $16.1 million or 12.4% of total earning assets, as compared to $25.4 million, or 7.9% in 2001. Southern's strategy for its investment account is to maintain a high quality portfolio with generally short to medium term maturities. Securities were $18.7 million at December 31, 2000, and $41.5 million at December 31, 2001. The growth in securities reflects the overall increase in Southern's assets. The following tables sets forth information regarding the investment portfolio at December 31, 2000 and December 31, 2001.

          REMAINING MATURITY AND AVERAGE YIELD OF INVESTMENT SECURITIES
                                DECEMBER 31, 2000

                                      ONE TO FIVE              FIVE TO TEN
                                        YEARS                      YEARS                     TOTAL
                                --------------------      ---------------------       --------------------
                                CARRYING                  CARRYING                   CARRYING
                                 VALUE        YIELD         VALUE        YIELD         VALUE        YIELD
                                -------      -------      --------      -------       -------      -------
                                                         (Dollars in thousands)
    Securities of U.S. ...
      government agencies
      and corporations ...      $ 2,671         5.65%      $14,097         7.02%      $16,768         6.80%
    Mortgage-backed
      securities .........           --                      1,978         6.58%        1,978         6.58%
                                -------                    -------                    -------
          Total ..........      $ 2,671                    $16,075                    $18,746         6.78%
                                =======                    =======                    =======



          REMAINING MATURITY AND AVERAGE YIELD OF INVESTMENT SECURITIES
                                DECEMBER 31, 2001

                                     ONE TO FIVE               FIVE TO TEN
                                        YEARS                     YEARS                      TOTAL
                                --------------------       --------------------       ---------------------
                                CARRYING                   CARRYING                   CARRYING
                                 VALUE        YIELD         VALUE        YIELD          VALUE        YIELD
                                --------     -------       --------     -------       --------      -------
                                                          (Dollars in thousands)
    Securities of U.S.
      government agencies
      and corporations ...      $36,233         4.25%      $ 4,477         5.08%      $41,472         4.36%
                                =======                    =======                    =======


         Securities with a carrying value of $762,000 and yield of 5.21% at December 31, 2001 were due in one year or less.

         LOANS. Loans averaged $105.6 million in 2000 and $257.4 million in 2001. Loans grew from $1.2 million at December 31, 1998 to $61.4 million at December 31, 1999 to $150.7 million at December 31, 2000 and to $352.2 million at December 31, 2001. This growth reflects the success of Southern's marketing efforts in the Orlando area, the opening of a branch in Palm Beach County, Florida, the commencement of operations of Bonita Springs bank in January 2001 and the acquisition of Daytona Bank on April 30, 2001.

         INTEREST-BEARING LIABILITIES. Interest-bearing liabilities primarily consist of deposits and federal funds purchased. Total interest-bearing liabilities increased from $3.3 million at December 31, 1998 to $71.1 million at December 31, 1999 to $182.2 million at December 31,

2000 and to $400.0 million at December 31, 2001. The growth in Southern's deposit portfolio was attributable to Southern's efforts to seek additional deposits by offering relatively attractive rates on its deposit products. Total interest-bearing liabilities averaged $110.5 million in 2000 and $278.3 million in 2001.

         The following table sets forth information regarding Southern's average deposits for 2000.

                                AVERAGE DEPOSITS



                                                          2000
                                               --------------------------
                                                AMOUNT       AVERAGE RATE
                                               --------      ------------
                                                    (in thousands)

Demand deposits - non-interest bearing ..      $ 17,513            --%
Savings and NOW accounts ................        18,089          3.88%
Money market accounts ...................        17,774          4.66%
Time deposits ...........................        73,749          6.26%
                                               --------
Total deposits ..........................      $127,125          4.84%
                                               ========


         The following table sets forth information regarding Southern's average deposits for 2001.

                                AVERAGE DEPOSITS

                                                          2001
                                               ---------------------------
                                                AMOUNT        AVERAGE RATE
                                               --------       ------------
                                                    (in thousands)
Demand deposits - non-interest bearing ..      $ 34,195            --%
Savings and NOW accounts ................       101,299          4.85%
Money market accounts ...................        29,516          3.37%
Time deposits ...........................       146,272          5.77%
                                               --------
Total deposits ..........................      $311,282          4.61%
                                               ========


The following table summarizes the maturity of time deposits over $100,000 at December 31, 2000 and 2001.


               SUMMARY OF TIME DEPOSITS OVER $100,000 BY MATURITY
                                 (in thousands)

                                              DECEMBER 31,
                                         --------------------
                                           2000         2001
                                         -------      -------
Three months or less ..............      $ 8,843       17,653
Three to Six months ...............        9,958       14,692
Six to Twelve months ..............       18,241       29,383
Over Twelve months ................        2,082       26,475
                                         -------      -------
          Total ...................      $39,124       88,203
                                         =======      =======

         The following table sets forth the net deposit flows during the year ended December 31, 2000 and 2001:

                                NET DEPOSIT FLOWS
                                 (in thousands)

                                                 DECEMBER 31,
                                            ----------------------
                                              2000          2001
                                            --------      --------
Net increase before interest credited ..    $111,138       206,552
Net credited ...........................       6,024        11,196
                                            --------      --------
Net deposit increase ...................    $117,162       217,748
                                            ========      ========


LIQUIDITY AND RATE SENSITIVITY

         The principal functions of asset and liability management are to provide for adequate liquidity, to manage interest rate exposure by maintaining a prudent relationship between rate sensitive assets and liabilities and to manage the size and composition of the balance sheet so as to maximize net interest income.

         Liquidity is the ability to provide funds at minimal cost to meet fluctuating deposit withdrawals or loan demand. These demands are met by maturing assets and the capacity to raise funds from internal and external sources. Southern primarily utilizes cash and federal funds sold to meet its liquidity needs. Although not utilized in managing daily liquidity needs, the sale of investment securities provides a secondary source of liquidity.

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

         Regular monitoring of assets and liabilities that are rate sensitive within 90 days, one year and three years is an integral part of Southern's rate-sensitivity management process. It is Southern's policy to maintain a reasonable balance of rate-sensitive assets and liabilities on a cumulative one-year basis, thus minimizing net interest income exposure to changes in interest rates. A ratio of 1.0 represents perfect matching of interest-earning assets and interest-bearing liabilities. Southern's sensitivity position at December 31, 2000 and 2001 was such that net interest income would increase modestly if there were an increase in short-term interest rates.

         Southern monitors the interest rate risk sensitivity with traditional gap measurements. The gap table has certain limitations in its ability to accurately portray interest sensitivity; however, it does provide a static reading of Southern's interest rate risk exposure.

         The following tables show the repricing structure of Southern's balance sheet at December 31, 2000 and 2001 with each maturity interval referring to the earliest repricing opportunity for each asset and liability. The earliest repricing opportunity is the earlier of scheduled contractual maturities or the next reset date. Liability sensitive means interest sensitive liabilities subject to repricing exceeded interest sensitive assets subject to repricing on a 365-day basis and 2001, respectively. Southern was liability sensitive to the extent of $39.4 million and $63.8 million at December 31, 2000 and 2001, respectively. This negative gap at December 31, 2000 and 2001 was 18.7% and 14.2%, respectively of total assets. Southern's target gap position is in the range of negative 20 percent to positive 20 percent. Southern measures its gap position as a percentage of its total assets.

                     INTEREST RATE SENSITIVITY & GAP REPORT
                                DECEMBER 31, 2000
                             (Dollars in Thousands)

                                                                                OVER 3
                                   3 MOS.          3 MOS.       OVER 1 YR.      YRS.TO          OVER 5
                                  OR LESS          TO YR.       TO 3 YRS.        5 YRS.          YRS.           TOTAL
                                  --------       --------      --------        --------        --------        --------
Assets:
Loans(1) ...................      $ 95,843          3,980        15,892          16,073          21,756         153,544
Securities .................            --             --         1,188           1,483          16,075          18,746
Other interest-earning
assets(2) ..................        12,963             --            --              --              --          12,963
                                  --------       --------      --------        --------        --------        --------
Total interest-earning
assets .....................      $108,806          3,980        17,080          17,556          37,831         185,253
                                  ========       ========      ========        ========        ========        ========
Interest-bearing
liabilities:
Savings and NOW
deposits(3) ................      $ 39,610             --            --              --              --          39,610
Money-market
deposits(3) ................        17,118             --            --              --              --          17,118
Time deposits(3) ...........        50,856         44,606         6,801             842              --         103,105
                                  --------       --------      --------        --------        --------        --------
Total interest-bearing
liabilities ................      $107,584         44,606         6,801             842              --         159,833
                                  ========       ========      ========        ========        ========        ========
GAP ........................      $  1,222        (40,626)       10,279          16,714          37,831          25,420
                                  ========       ========      ========        ========        ========        ========
Cumulative GAP .............      $  1,222        (39,404)      (29,125)        (12,411)         25,420
                                  ========       ========      ========        ========        ========
Ratio of interest-earning
assets to interest-
bearing liabilities ........          1.01           0.09          2.51            20.9             N/A            1.16
                                  ========       ========      ========        ========                        ========
Cumulative ratio of
interest-earning assets
to interest-bearing
liabilities ................          1.01           0.74          0.82            0.92            1.16
                                  ========       ========      ========        ========        ========
Cumulative GAP to
total assets ...............           .01%         (18.7)%       (13.8)%          (5.9)%          12.1%
                                  ========       ========      ========        ========        ========


NOTES TO PRECEDING TABLE

(1) In preparing the above table, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.

(2)    Includes Federal Home Loan Bank Stock, which reprices quarterly.

(3) Savings, NOW and money-market deposits are regarded as readily accessible withdrawable accounts. Time deposits are scheduled according to their respective maturity dates.

                     INTEREST RATE SENSITIVITY & GAP REPORT
                                DECEMBER 31, 2001
                             (Dollars in Thousands)

                                                                               OVER 3
                                   3 MOS.         3 MOS.       OVER 1 YR.      YRS. TO        OVER 5
                                  OR LESS         TO YR.        TO 3 YRS.       5 YRS.          YRS.         TOTAL
                                  --------       --------      ---------       --------      --------      --------
Assets:
Loans(1) ...................       220,357         24,373         45,293         31,272        37,575       358,870
Securities .................            --            761         19,508         16,719         4,484        41,472
Other interest-earning
assets(2) ..................        15,716             --             --             --            --        15,716
                                  --------       --------       --------       --------      --------      --------
Total interest-earning
assets .....................       236,073         25,134         64,801         47,991        42,059       416,058
                                  ========       ========       ========       ========      ========      ========
Interest-bearing
liabilities:
Savings and NOW
deposits(3) ................       140,354             --             --             --            --       140,354
Money-market
deposits(3) ................        37,379             --             --             --            --        37,379
Time deposits(3) ...........       114,223         31,424         37,708          1,488            --       184,843
Other borrowings ...........         1,658             --             --             --            --         1,658
                                  --------       --------       --------       --------      --------      --------
Total interest-bearing
liabilities ................       293,614         31,424         37,708          1,488            --       364,234
                                  ========       ========       ========       ========      ========      ========
GAP ........................       (57,541)        (6,290)        27,093         46,503        42,059        51,824
                                  ========       ========       ========       ========      ========      ========
Cumulative GAP .............       (57,541)       (63,831)       (36,738)         9,765        51,824
                                  ========       ========       ========       ========      ========
Ratio of interest-earning
assets to interest-
bearing liabilities ........           .80            .80           1.72         32.25           N/A
Cumulative ratio of
interest-earning assets
to interest-bearing
liabilities ................           .80            .80            .90           1.03          1.14          1.14
                                  ========       ========       ========       ========      ========      ========
Cumulative GAP to
total assets ...............         (12.8)         (14.2)          (8.2)           2.2          11.5
                                  ========       ========       ========       ========      ========


NOTES TO PRECEDING TABLE

(1) In preparing the above table, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.

(2)    Includes Federal Home Loan Bank Stock, which reprices quarterly.

(3) Savings, NOW and money-market deposits are regarded as readily accessible withdrawable accounts. Time deposits are scheduled according to their respective maturity dates.

CAPITAL

         One of Southern's primary objectives is to maintain a strong capital position to merit the confidence of customers, bank regulators and shareholders. A strong capital position helps Southern to withstand unforeseen adverse developments and to take advantage of attractive lending and investment opportunities when they raise.

         During 2000, Southern commenced a public offering in order to increase the capital at its existing bank and to capitalize its new bank. This offering was completed in January 2001. Southern received a total of $14.3 million in net proceeds from this offering.

         In December 2001, Southern commenced an offering of 1,200,000 shares at a price of $10.50 per share. If the offering is successful, Southern will receive a minimum of $10,500,000 in proceeds, and a maximum of $12,600,000 in proceeds. The bulk of the proceeds will be utilized to capitalize the proposed Boca Raton bank.

         Under the rules of the Federal Deposit Insurance Corporation pertaining to risk-based capital, Southern had a ratio of tier one capital to risk-weighted assets of 14.0% at December 31, 2000 and 9.77% at December 31, 2001, and a ratio of total capital to risk-weighted assets of 14.9% at December 31, 2000 and 10.86% at December 31, 2001. These risk-based capital ratios are in excess of the minimum requirements of 4% for tier one and 8% for total risk-based capital ratios established by the federal regulations. Southern has committed to the Federal Reserve that it will maintain, on a consolidated basis, a ratio of total capital to risk-based assets of at least 10% until January 2004.

         The following table sets forth Southern's required and actual capital amounts and percentages at December 31, 2000 and 2001 (dollars in thousands):

                                              DECEMBER 31, 2000
                                -----------------------------------------------
                                       ACTUAL                     REQUIRED
                                --------------------       --------------------
                                 AMOUNT         %          AMOUNT          %
                                -------      -------       -------      -------
Tier 1 Capital
         (to Risk-Weighted      $26,351         14.0%      $ 7,554          4.0%
         Assets)
Total Capital
         (to Risk-Weighted      $28,146         14.9%      $15,107          8.0%
         Assets)
Tier 1 Capital
         (to Total Assets)      $26,351         13.9%      $ 7,583          4.0%



                                                      DECEMBER 31, 2001
                                        ----------------------------------------------
                                              ACTUAL                    REQUIRED
                                        --------------------      --------------------
                                         AMOUNT         %          AMOUNT           %
                                        -------      -------      -------      -------
Tier 1 Capital
         (to Risk-Weighted Assets)      $40,053         9.77       16,398          4.0
Total Capital
         (to Risk-Weighted Assets)       44,510        10.86       32,788          8.0
Tier 1 Capital
         (to Total Assets)               40,053         9.39       17,062          4.0



(1) Southern has committed to the Federal Reserve to maintain a ratio of 10% through January 2004.

         Southern may need to raise additional capital in the future to support its business, expand its operations, or maintain its minimum capital requirements as set forth by Southern's applicable bank regulatory agencies. At the present time, Southern does not have any plans to sell additional shares of common stock or other equity securities, other than any shares which Southern may issue in its current public offering and under existing stock options. However, Southern expects that it will need to sell additional shares in the future in order to support the planned expansion of its banks.

IMPACT OF INFLATION AND CHANGING PRICES

         The financial statements and related data presented in this report have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of Southern's assets and liabilities of are monetary in nature. As a result, interest rates have a more significant impact on Southern's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates. Southern's market risk arises primarily from interest rate risk inherent in Southern's lending and deposit taking activities. Southern has little or no risk related to trading account, commodities or foreign exchange.

         Southern actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on its net interest income and capital, while adjusting its asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact Southern's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in Southern's market risk exposure since December 31, 2000.

FUTURE ACCOUNTING REQUIREMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "BUSINESS COMBINATIONS" and "GOODWILL AND OTHER INTANGIBLE ASSETS." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. Southern will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, Southern will be required to perform a transitional goodwill impairment assessment. Southern has determined that these standards will not have a material impact on its operating results and financial position.

ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           SOUTHERN COMMUNITY BANCORP

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report ........................................   50

Consolidated Balance Sheets, December 31, 2001 and 2000 .............   51

Consolidated Statements of Operations for the Years Ended
         December 31, 2001 and 2000 .................................   52

Consolidated Statements of Changes in Stockholders' Equity for the
         Years Ended December 31, 2001 and 2000 .....................   53

Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2001 and 2000 .................................   54

Notes to Consolidated Financial Statements for the Years Ended
         December 31, 2001 and 2000 .................................   56

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Southern Community Bancorp
Orlando, Florida:

         We have audited the accompanying consolidated balance sheets of Southern Community Bancorp and subsidiaries (the "Company") at December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

HACKER, JOHNSON & SMITH PA
Orlando, Florida
January 25, 2002

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             AT DECEMBER 31,
                                                                        -------------------------
                                                                          2001            2000
                                                                        ---------       ---------
       ASSETS

Cash and due from banks                                                 $  14,625          14,562
Federal funds sold                                                         15,504          12,751
                                                                        ---------       ---------

                   Cash and cash equivalents                               30,129          27,313

Securities available for sale                                              41,472          18,746
Loans, net of allowance for loan losses of
       $4,457 in 2001 and $1,795 in 2000                                  352,161         150,734
Accrued interest receivable                                                 2,083           1,154
Federal Home Loan Bank stock, at cost                                         212             212
Premises and equipment, net                                                16,229           9,705
Deferred income tax asset                                                   1,236             250
Foreclosed assets, net                                                        907              --
Bank owned life insurance                                                   3,445           2,587
Goodwill, net                                                                 971              --
Other assets                                                                  282             112
                                                                        ---------       ---------
                   Total assets                                         $ 449,127         210,813
                                                                        =========       =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
       Noninterest-bearing demand deposits                                 37,397          22,392
       Money-market deposits                                               37,379          17,118
       Savings and NOW deposits                                           140,354          39,610
       Time deposits                                                      184,843         103,105
                                                                        ---------       ---------
                   Total deposits                                         399,973         182,225

       Other borrowings                                                     1,658              --
       Official checks                                                      3,308           1,446
       Other liabilities                                                    1,840             791
                                                                        ---------       ---------
                   Total liabilities                                      406,779         184,462
                                                                        ---------       ---------

Commitments and contingencies (Notes 4 and 8)

Stockholders' equity:
       Common stock, $1 par value, 10,000,000 shares authorized,
             5,460,202 and 1,720,098 shares issued and outstanding          5,460           1,720
       Additional paid-in capital                                          38,206          25,173
       Accumulated deficit                                                 (1,406)           (826)
       Accumulated other comprehensive income                                  88             284
                                                                        ---------       ---------
                   Total stockholders' equity                              42,348          26,351
                                                                        ---------       ---------
                   Total liabilities and stockholders' equity           $ 449,127         210,813
                                                                        =========       =========




See accompanying Notes to Consolidated Financial Statements.

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                  2001           2000
                                                                --------       --------
Interest income:
       Loans                                                    $ 21,455         10,702
       Securities available for sale                               1,404          1,123
       Other interest earning assets                               1,573            687
                                                                --------       --------
             Total interest income                                24,432         12,512
                                                                --------       --------

Interest expense:
       Deposits                                                   14,339          6,149
       Other borrowings                                               33             52
                                                                --------       --------
             Total interest expense                               14,372          6,201
                                                                --------       --------

Net interest income                                               10,060          6,311

             Provision for loan losses                             2,351          1,174
                                                                --------       --------
Net interest income after provision for loan losses                7,709          5,137
                                                                --------       --------

Noninterest income:
       Service charges on deposit accounts                           372            266
       Gain on the sale of securities available for sale             642             30
       Earnings on bank owned life insurance                         166             84
       Other service charges and fees                                674            215
                                                                --------       --------
             Total noninterest income                              1,854            595
                                                                --------       --------

Noninterest expenses:
       Salaries and employee benefits                              5,307          2,035
       Occupancy expense                                           1,926            980
       Preopening expenses                                           133            659
       Data processing                                               727            287
       Printing and office supplies                                  312            164
       Marketing and advertising                                     276            211
       Professional fees                                             474            175
       Other                                                       1,283            522
                                                                --------       --------
             Total noninterest expenses                           10,438          5,033
                                                                --------       --------

             (Loss) earnings before income taxes (benefit)          (875)           699

Income taxes (benefit)                                              (295)           299
                                                                --------       --------
             Net (loss) earnings                                $   (580)           400
                                                                ========       ========
(Loss) earnings per share:
       Basic                                                    $   (.12)           .20
                                                                ========       ========
       Diluted                                                  $   (.12)           .20
                                                                ========       ========


See accompanying Notes to Consolidated Financial Statements.

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                                 (IN THOUSANDS)



                                                                                               ACCUMULATED
                                                                                                   OTHER
                                                                                                  COMPRE-
                                                                 ADDITIONAL                       HENSIVE         TOTAL
                                                       COMMON      PAID-IN       ACCUMULATED      INCOME      STOCKHOLDERS'
                                                        STOCK      CAPITAL         DEFICIT        (LOSS)          EQUITY
                                                        -----      -------     --------------- ------------  ---------------

Balance at December 31, 1999                          $   885       12,381        (1,226)            (201)       11,839
                                                                                                                -------
Comprehensive income (loss):
    Net earnings                                           --           --           400               --           400

    Net change in unrealized gain
       on securities available for sale,
       net of tax                                          --           --            --              485           485
                                                                                                                -------
    Comprehensive income                                                                                            885
                                                                                                                -------

Common stock issued as compensation                        --            4            --               --             4

Sale of common stock in connection with
    401(k) Profit Sharing Plan                              5           72            --               --            77

Sale of common stock in connection
    with Employee Stock Purchase Plan                       1           14            --               --            15

Proceeds from common stock
    offering, net of offering costs of
    $152                                                  829       12,702            --               --        13,531
                                                      -------      -------       -------          -------       -------

Balance at December 31, 2000                            1,720       25,173          (826)             284        26,351
                                                                                                                -------
Comprehensive income (loss):
    Net loss                                               --           --          (580)              --          (580)

    Net change in unrealized gain
       on securities available for sale,
       net of tax                                          --           --            --             (196)         (196)
                                                                                                                -------
    Comprehensive income (loss)                                                                                    (776)
                                                                                                                -------

Common stock issued as compensation                         1           10            --               --            11

Sale of common stock in connection with
    401(k) Profit Sharing Plan                              8          109            --               --           117

Sale of common stock in connection
    with Employee Stock Purchase Plan                       5           79            --               --            84

Proceeds from common stock offerings, net
    of offering costs of $5                                66        1,018            --               --         1,084

Proceeds from private placement common
    stock offering, net of offering costs of $4           306        4,876            --               --         5,182

Common stock issued in connection with
    merger with Peninsula Bancorp, Inc.                   624        9,671            --               --        10,295

Two-for-one stock split                                 2,730       (2,730)           --               --            --
                                                      -------      -------       -------          -------       -------
Balance at December 31, 2001                          $ 5,460       38,206        (1,406)              88        42,348
                                                      =======      =======       =======          =======       =======


See accompanying Notes to Consolidated Financial Statements.

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                              YEAR ENDED DECEMBER 31,
                                                                           ----------------------------
                                                                             2001               2000
                                                                           ---------          ---------
Cash flows from operating activities:
        Net (loss) earnings                                                $    (580)               400
        Adjustments to reconcile net (loss) earnings to net cash
          provided by operating activities:
            Provision for loan losses                                          2,351              1,174
            Depreciation and amortization                                        774                346
            Amortization of goodwill                                              35                 --
            (Credit) provision for deferred income taxes                        (881)               299
            Net amortization of deferred loan (fees) costs                      (302)                --
            Net amortization of securities                                       (29)               (36)
            Common stock issued as compensation                                   11                  4
            Gain on sale of securities available for sale                       (642)               (30)
            Earnings on bank owned life insurance                               (166)               (84)
            Increase in accrued interest receivable                             (659)              (600)
            Decrease in other assets                                             (53)               (22)
            Increase in official checks                                        1,732                784
            Increase in other liabilities                                        886                491
            Net proceeds from sale of premises and equipment                   1,215                 --
                                                                           ---------          ---------
                Net cash provided by operating activities                      3,692              2,726
                                                                           ---------          ---------
Cash flows from investing activities:
        Purchase of bank owned life insurance                                   (692)            (2,503)
        Proceeds from sale of securities available for sale                   17,032              8,931
        Maturities and repayments of securities available for sale            25,622              1,191
        Purchases of securities available for sale                           (61,120)           (16,057)
        Net increase in loans                                               (161,926)           (90,546)
        Purchases of premises and equipment                                   (6,458)            (5,733)
        Cash and cash equivalents acquired in connection with
            merger with Peninsula Bancorp, Inc.                               12,127                 --
        Proceeds from sale of foreclosed assets, net                             283                 --
                                                                           ---------          ---------
                Net cash used in investing activities                       (175,132)          (104,717)
                                                                           ---------          ---------
Cash flows from financing activities:
        Net increase in deposits                                             167,588            117,162
        Net decrease in Federal funds purchased                                   --             (6,000)
        Proceeds from issuance of common stock, net                            6,467             13,623
        Net increase in other borrowings                                         201                 --
                                                                           ---------          ---------
                Net cash provided by financing activities                    174,256            124,785
                                                                           ---------          ---------
Net increase in cash and cash equivalents                                      2,816             22,794

Cash and cash equivalents at beginning of year                                27,313              4,519
                                                                           ---------          ---------
Cash and cash equivalents at end of year                                   $  30,129             27,313
                                                                           =========          =========

                                   (CONTINUED)

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES


                                                                                       YEAR ENDED DECEMBER 31,
                                                                                     --------------------------
                                                                                       2001              2000
                                                                                     --------          --------
Supplemental disclosures of cash flow information:
        Cash paid during the year for:
            Interest                                                                 $ 13,982             6,077
                                                                                     ========          ========
            Income taxes                                                             $    427                --
                                                                                     ========          ========
        Noncash financing and investing activities:
            Accumulated other comprehensive income (loss),
                unrealized (loss) gain on securities available for sale,
                net of tax                                                           $   (196)              486
                                                                                     ========          ========
        Transfer of loans to foreclosed assets                                       $  1,190                --
                                                                                     ========          ========
        Assets and liabilities acquired in connection with
            Merger with Peninsula Bancorp, Inc. in 2001:
                Securities available for sale                                        $  3,890                --
                                                                                     ========          ========
                Loans, net                                                           $ 42,740                --
                                                                                     ========          ========
                Premises and equipment                                               $  2,054                --
                                                                                     ========          ========
                Deposits                                                             $ 50,160                --
                                                                                     ========          ========
                Other borrowings                                                     $  1,457                --
                                                                                     ========          ========
                Other assets, net of other liabilities                               $     95                --
                                                                                     ========          ========
                Goodwill                                                             $  1,006                --
                                                                                     ========          ========
                Common stock issued                                                  $ 10,295                --
                                                                                     ========          ========












See accompanying Notes to Consolidated Financial Statements.

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               DECEMBER 31, 2001 AND 2000 AND THE YEARS THEN ENDED

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION. Southern Community Bancorp (the "Holding Company") owns 100% of the outstanding common stock of Southern Community Bank, Southern Community Bank of Southwest Florida and Peninsula Bank (collectively the "Banks"). Southern Community Bank of Southwest Florida was formed in 2000 and commenced operations on January 2, 2001. The Holding Company acquired Peninsula Bank on April 30, 2001 (See Note 17). Southern Community Bank owns 100% of the outstanding common stock of Southern Community Insurance Agency, Inc. (the "Insurance Agency") and 1600 East Robinson Street, Inc.

        The Holding Company's only business activity is the operation of the Banks. The Banks are state (Florida) chartered commercial banks. The Banks offer a variety of financial services to individual and corporate customers through their eleven banking offices located in Orange, Seminole, Volusia, Lee, Collier and Palm Beach Counties, Florida. The deposits of the Banks are insured by the Federal Deposit Insurance Corporation. The Insurance Agency was formed in 2000 as a wholly-owned subsidiary of Southern Community Bank. The Insurance Agency refers certain customers of Southern Community Bank to certain insurance agencies for the purchase of insurance products. 1600 East Robinson Street, Inc. was formed in 2001 for the purpose of holding certain foreclosed assets. In January 2001 the Holding Company acquired a 50% equity interest in Southern Community Bank Mortgage LLC (the "Mortgage Company"). The Mortgage Company originates, processes and closes residential loans in central Florida.

        BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of the Holding Company and the Banks (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The following summarizes the more significant of these policies and practices:

        USE OF ESTIMATES. In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

        CASH AND CASH EQUIVALENTS. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold.

                                                                     (continued)

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

        SECURITIES. The Company may classify its securities as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and reported in other comprehensive income (loss). Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities are recognized in interest income using the interest method over the period to maturity.

        LOANS. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

        Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

        The accrual of interest on loans is discontinued at the time the loan is ninety days delinquent unless the loan is well collateralized and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

        All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

        ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

                                                                     (continued)

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

        ALLOWANCE FOR LOAN LOSSES, CONTINUED. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

        Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

        FORECLOSED ASSETS. Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of fair value or the loan balance at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.

        PREMISES AND EQUIPMENT. Land is carried at cost. Buildings, leasehold improvements and furniture and equipment are carried at cost, less accumulated depreciation and amortization computed principally using the straight-line method over the estimated useful lives of the assets. The Company amortizes leasehold improvements over the lease term, which could include lease renewal periods, if it is the intent of management to exercise the renewal option on the lease. Interest costs capitalized was $102, 751 and $143,696 during the year ended December 31, 2001 and 2000, respectively.

        TRANSFER OF FINANCIAL ASSETS. Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

        INCOME TAXES. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are provided against assets which are not likely to be realized.

                                                                     (continued)

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

        INCOME TAXES, CONTINUED. The Holding Company and its subsidiaries file a consolidated income tax return. Income taxes are allocated proportionately to the Holding Company and subsidiaries as though separate income tax returns were filed.

        ORGANIZATIONAL AND PREOPENING COSTS. Preopening and organizational costs associated with Southern Community Bank of South Florida totaled $83,110 through December 31, 2001 (net of tax benefits of $49,865) and were charged to expense as incurred during the organizational period in 2001. Preopening and organizational costs associated with Southern Community Bank of Southwest Florida totaled $419,064 (net of tax benefits of $240,000) and were charged to expense as incurred during the organizational period in 2000.

        STOCK COMPENSATION PLANS. Statement of Financial Accounting Standards
        (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided proforma disclosures of net (loss) earnings, (loss) earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

        OFF-BALANCE SHEET INSTRUMENTS. In the ordinary course of business, the Company has entered into off-balance-sheet instruments consisting of commitments to extend credit, standby letters of credit, undisbursed loans in process and unused lines of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

        FAIR VALUES OF FINANCIAL INSTRUMENTS. The following methods and assumptions were used by the Company in estimating fair values of financial instruments disclosed herein:

            CASH AND CASH EQUIVALENTS. The carrying amounts of cash and cash equivalents approximate their fair value.

            SECURITIES AVAILABLE FOR SALE. Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

            FEDERAL HOME LOAN BANK STOCK. Fair value of the Company's investment in Federal Home Loan Bank stock is based on its redemption value, which is its cost of $100 per share.

                                                                     (continued)

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

        FAIR VALUES OF FINANCIAL INSTRUMENTS, CONTINUED.

        LOANS. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain fixed-rate mortgage (e.g. one-to-four family residential), commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

        DEPOSIT LIABILITIES. The fair values disclosed for demand, NOW, money-market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

        ACCRUED INTEREST. The carrying amounts of accrued interest approximate their fair values.

        OTHER BORROWINGS. The carrying value of borrowings related to customer repurchase agreements approximate fair value.

        OFF-BALANCE-SHEET INSTRUMENTS. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

        ADVERTISING. The Company expenses all media advertising as incurred.

        RECLASSIFICATIONS. Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

        (LOSS) EARNINGS PER SHARE. Basic (loss) earnings per share is computed on the basis of the weighted-average number of common shares outstanding. For 2000 diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. For 2001 such options were antidilutive. (Loss) earnings per common share have been computed based on the following:

                                                                          YEAR ENDED DECEMBER 31,
                                                                         ---------         ---------
                                                                           2001              2000
                                                                         ---------         ---------
        Weighted-average number of common shares outstanding             4,717,487         1,989,182

        Effect of dilutive options                                              --            30,910
                                                                         ---------         ---------
        Weighted-average number of common shares outstanding
             used to calculate diluted earnings per common share         4,717,487         2,020,092
                                                                         =========         =========


                                                                     (continued)

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

        COMPREHENSIVE INCOME (LOSS). Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net
        (loss) earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items along with net (loss) earnings, are components of comprehensive income. The components of other comprehensive income and related tax effects are as follows (in thousands):

                                                                BEFORE          TAX           AFTER
                                                                  TAX          EFFECT           TAX
                                                                ------         ------         -------
        FOR THE YEAR ENDED DECEMBER 31, 2001:
          Unrealized holding gains                               $ 341            123            218
          Reclassification adjustment for gains included
            in net loss                                            642            228            414
                                                                 -----          -----          -----
                                                                 $(301)          (105)          (196)
                                                                 =====          =====          =====

        FOR THE YEAR ENDED DECEMBER 31, 2000:
          Unrealized holding gains                               $ 777           (272)           505
          Reclassification adjustment for gains included
            in net earnings                                         30            (10)            20
                                                                 -----          -----          -----

                                                                 $ 747           (262)           485
                                                                 =====          =====          =====


        FUTURE ACCOUNTING REQUIREMENTS. In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "BUSINESS COMBINATIONS" and "GOODWILL AND OTHER INTANGIBLE ASSETS." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has determined that these standards will not have a material impact on its operating results and financial position.

                                                                     (continued)

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

(2)     SECURITIES AVAILABLE FOR SALE

        Securities have been classified according to management's intent. The carrying amount of securities and their approximate fair value are summarized as follows (in thousands):

                                                                        GROSS            GROSS
                                                       AMORTIZED     UNREALIZED        UNREALIZED          FAIR
                                                         COST           GAINS             LOSSES           VALUE
                                                      -----------    -----------       ----------         -------
        AT DECEMBER 31, 2001-
             U.S. governments agency securities         $41,337             269             (134)          41,472
                                                        =======         =======          =======          =======

        AT DECEMBER 31, 2000:
             U.S. governments agency securities          16,332             467              (31)          16,768
             Mortgage-backed securities                   1,977              --               --            1,978
                                                        -------         -------          -------          -------
                                                        $18,310             467              (31)          18,746
                                                        =======         =======          =======          =======

        The following summarizes sales of securities available for sale (in thousands):


                                                                              YEAR ENDED
                                                                              DECEMBER 31,
                                                                     --------          --------
                                                                       2001              2000
                                                                     --------          --------
        Proceeds from sales of securities available for sale         $ 17,032             8,931
                                                                     ========          ========
        Gross gains from sale of securities                               644                30
        Gross losses from sale of securities                               (2)               --
                                                                     --------          --------
        Net gains                                                    $    642                30
                                                                     ========          ========

        The scheduled maturities at December 31, 2001 are as follows (in thousands):

                                          AMORTIZED          FAIR
                                            COST             VALUE
                                           -------         -------

        Due less than one year             $   750             762
        Due from one to five year           36,087          36,233
        Due from five to ten years           4,500           4,477
                                           -------         -------
                                           $41,337          41,472
                                           =======         =======

        At December 31, 2001 and 2000, the Company had pledged securities with a carrying value of approximately $3.1 million and $2.2 million, respectively for public deposits. In addition, at December 31, 2001, securities with a carrying value of approximately $1.8 million had been pledged as collateral for borrowings under customer repurchase agreements.

                                                                     (continued)

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

(3)     LOANS

        The components of loans were as follows (in thousands):


                                                                    AT DECEMBER 31,
                                                             ----------------------------
                                                                2001               2000
                                                             ---------          ---------
        Construction                                         $ 118,177             62,520
        Commercial real estate                                 113,805             40,224
        Residential real estate                                 27,171             11,070
        Commercial                                              88,088             35,030
        Consumer and other                                      11,629              4,700
                                                             ---------          ---------
           Total loans                                         358,870            153,544

        Less:
          Allowance for loan losses                             (4,457)            (1,795)
          Net deferred loan fees and other discounts            (2,252)            (1,015)
                                                             ---------          ---------
           Loans, net                                        $ 352,161            150,734
                                                             =========          =========

        The following is a summary of the activity in the allowance for loan losses (in thousands):

                                                 YEAR ENDED DECEMBER 31,
                                                ------------------------
                                                  2001             2000
                                                -------          -------

        Allowance, at beginning of year         $ 1,795              621
        Provision for loan losses                 2,351            1,174
        Charge-offs                                (226)              --
        Allowance acquired upon merger              537               --
                                                -------          -------
        Allowance, at end of year               $ 4,457            1,795
                                                =======          =======

        The following summarizes the amounts of impaired loans, all of which are collateral dependent (in thousands):

                                                                             AT DECEMBER 31,
                                                                          ---------------------
                                                                           2001           2000
                                                                          ------         ------
        Loans identified as impaired:
           Gross loans with no related allowance for losses               $   --          1,334
           Gross loans with related allowance for losses recorded          2,307             --
           Less: Allowances on these loans                                   186             --
                                                                          ------         ------
                                                                          $2,121          1,334
                                                                          ======         ======


        The average net investment in impaired loans and interest income recognized and received on impaired loans was as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                              2001           2000
                                                             ------         ------
        Average net investment in impaired loans             $2,384            352
                                                             ======         ======
        Interest income recognized on impaired loans         $   80             22
                                                             ======         ======
        Interest income received on impaired loans           $   80             22
                                                             ======         ======


                                                                     (continued)

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

(4)     PREMISES AND EQUIPMENT

        Premises and equipment were as follows (in thousands):


                                                                     AT DECEMBER 31,
                                                               --------          --------
                                                                 2001              2000
                                                               --------          --------
           Land                                                $  4,193             4,069
           Buildings                                              6,891             2,487
           Leasehold improvements                                 2,564             2,159
           Furniture and equipment                                3,891             1,526
                                                               --------          --------
              Total, at cost                                     17,539            10,241

        Less accumulated depreciation and amortization           (1,310)             (536)
                                                               --------          --------
              Premises and equipment, net                      $ 16,229             9,705
                                                               ========          ========


        The Company leases office facilities under operating leases. The leases contain escalation clauses, provide for the payments of common area maintenance, real estate taxes and have renewal options from 5 to 15 years. Rent expense under operating leases for the years ended December 31, 2001 and 2000 was approximately $606,000 and $396,000, respectively. Future minimum rental commitments under noncancelable leases are approximately as follows (in thousands):

          YEAR ENDING DECEMBER 31:                             AMOUNT
          ------------------------                             ------

              2002                                          $    704
              2003                                               710
              2004                                               653
              2005                                               668
              2006                                               638
              Thereafter                                       2,930
                                                              ------
                                                             $ 6,303

        The Company is in the process of constructing a new main office building to be used as a headquarters location for the Holding Company as well as a branch for Southern Community Bank. As of December 31, 2001 construction commitments associated with this project which is expected to be completed in the third quarter of 2002 are approximately $2.0 million.

(5)     DEPOSITS

        The aggregate amount of time deposits with a minimum denomination of $100,000, were approximately $88.2 million and $38.7 million at December 31, 2001 and 2000, respectively.

        At December 31, 2001, the scheduled maturities of time deposits were as follows (in thousands):

           YEAR ENDING DECEMBER 31,                           AMOUNT
           ------------------------                           ------

               2002                                          $ 122,924
               2003                                             40,303
               2004                                             19,677
               2005                                              1,404
               2006                                                535
                                                            ----------
                                                             $ 184,843

                                                                     (continued)

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

(6)     OTHER BORROWINGS

        The Company also enters into repurchase agreements with customers. These agreements require the Company to pledge securities as a collateral for borrowings under these agreements. At December 31, 2001 the outstanding balance of such borrowings totaled $1,658,000 and the Company pledged securities with a carrying value of approximately $1,777,000 as collateral for these agreements.

(7)     BENEFIT AGREEMENTS

        The Company has entered into Salary Continuation Agreements (the "Agreements") with certain officers which require the Company to provide salary continuation benefits to them upon retirement. The Agreements require the Company to pay annual benefits for up to twenty years following their normal retirement ages.

(8)     FINANCIAL INSTRUMENTS

        The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, standby letters of credit, undisbursed loans in process and unused lines of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

        The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty.

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loans to customers.

                                                                     (continued)

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

(8)     FINANCIAL INSTRUMENTS, CONTINUED

        The estimated fair values of the Company's financial instruments were as follows (in thousands):

                                                       AT DECEMBER 31, 2001            AT DECEMBER 31, 2000
                                                  ---------------------------     ------------------------------
                                                     CARRYING        FAIR           CARRYING          FAIR
                                                      AMOUNT         VALUE           AMOUNT           VALUE
                                                  ------------  -------------     ------------    --------------
        Financial assets:
             Cash and cash equivalents             $ 30,129           30,129           27,313           27,313
             Securities available for sale           41,472           41,472           18,746           18,746
             Federal Home Loan Bank stock               212              212              212              212
             Loans                                  352,361          356,244          150,734          150,516
             Accrued interest receivable              2,083            2,083            1,154            1,154

        Financial liabilities:
             Deposit liabilities                    399,973          401,433          182,225          182,946
             Other borrowings                         1,658            1,658               --               --

        A summary of the notional amounts of the Company's financial instruments with off-balance-sheet risk at December 31, 2001, follows (in thousands):

              Commitments to extend credit                  $ 13,796
                                                              =======

              Standby letters of credit                     $  1,567
                                                             ========

              Undisbursed loans in process                  $ 41,686
                                                              =======

              Unused lines of credit                        $ 36,929
                                                              =======

(9)      CREDIT RISK

        The Company grants real estate, commercial and consumer loans to customers primarily in the State of Florida with the majority of such loans in Orange, Seminole, Palm Beach, Collier, Volusia and Lee Counties. Therefore, the Company's exposure to credit risk is significantly affected by changes in the economy of Orange, Seminole, Palm Beach, Collier, Volusia and Lee Counties.

(10)    INCOME TAXES

        The income tax (benefit) provision consisted of the following (in thousands):

                                     YEAR ENDED DECEMBER 31,
                                     -----------------------
                                       2001           2000
                                      -----          -----
        Current:
            Federal                   $ 501             --
            State                        85             --
                                      -----          -----

               Total current            586             --
                                      -----          -----

        Deferred:
            Federal                    (752)           256
            State                      (129)            43
                                      -----          -----

               Total deferred          (881)           299
                                      -----          -----

                                      $(295)           299
                                      =====          =====

                                                                     (continued)

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

(10)    INCOME TAXES, CONTINUED

        The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows ($ in thousands):

                                                                                YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------------
                                                                            2001                      2000
                                                                     ------------------          -----------------
                                                                                   % OF                   % OF
                                                                     AMOUNT       LOSS           AMOUNT   EARNINGS
                                                                     ------       ----           ------   --------
       Income tax (benefit) provision at statutory rate             $(297)        (34.0)%       $ 238       34.0%
       Increase (decrease) resulting from:
          State income taxes, net of Federal benefit                  (29)         (3.3)           29        4.1
          Other                                                        31           3.7            32        4.7
                                                                    -----         -----         -----      -----
       Income tax (benefit) provision                               $(295)        (33.6)%       $ 299       42.8%
                                                                    =====         =====         =====      =====

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                          AT DECEMBER 31,
                                                                     ------------------------
                                                                       2001             2000
                                                                     -------          -------
        Deferred tax assets:
            Allowance for loan losses                                $ 1,399              554
            Start up and organizational costs                            310              321
            Deferred compensation                                         66               39
            Net operating loss carryforwards                              32               29
            Purchase accounting adjustments                               27               --
                                                                     -------          -------
               Gross deferred tax assets                               1,834              943
                                                                     -------          -------

        Deferred tax liabilities:
            Accrual to cash conversion                                  (343)            (458)
            Depreciation                                                (208)             (83)
            Unrealized gain on securities available for sale             (47)            (152)
                                                                     -------          -------
               Gross deferred tax liabilities                           (598)            (693)
                                                                     -------          -------
               Net deferred tax asset                                $ 1,236              250
                                                                     =======          =======

        At December 31, 2001, the Company has a net operating loss carryforward of approximately $84,000 available to offset future Federal and state taxable income. This carryforward expires in 2018.

(11)    RELATED PARTY TRANSACTIONS

        In the ordinary course of business, the Company has made loans, at terms and rates prevailing at the time, to principal officers, directors and their affiliates. The aggregate dollar amount of these loans totaled $11.1 million and $7.0 million at December 31, 2001 and 2000, respectively. During the year ended December 31, 2001 and 2000, total principal additions were $5.2 million and $4.0 million and total principal repayments were $1.1 million and $.1 million, respectively. As of the same dates, these individuals and entities had approximately $23.7 million and $16.7 million, respectively, of funds on deposit with the Company.

                                                                     (continued)

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

(11)    RELATED PARTY TRANSACTIONS, CONTINUED

        The Company leases one of its branch facilities from a director of a subsidiary bank. Total lease payments to this director totaled $129,299 for the years ended December 31, 2001 and 2000. The Company also has entered into agreements for various insurance coverages which have resulted in normal commissions being paid to a company affiliated with a director. The total insurance premiums paid for these policies was approximately $330,900 and $220,500 for the years ended December 31, 2001 and 2000, respectively.

(12)    STOCK OPTION PLANS

        In March 2001, the Company adopted the 2001 Equity Incentive Plan. Under this plan, the Company is authorized to issue up to 2,000,000 shares of its common stock to employees and directors pursuant to stock options and restricted stock grants. At December 31, 2001, options to purchase 444,357 shares were granted pursuant to this Plan.

        In 1999, the Company adopted an employee incentive stock option plan. Under this plan, the total number of shares which may be issued is 226,000. The option price shall not be less than the greater of the par value of the common stock or the fair market value at the date of grant and the options vest ratably over a five year period. At December 31, 2001, options to purchase 226,000 shares were granted pursuant to this Plan.

        In 1999, the Company adopted a directors' nonstatutory stock option plan. Under this plan, the total number of shares which may be issued is 140,000. The option price shall not be less than the greater of the par value of the common stock or the fair market value at the date of grant and all options are immediately excisable when granted. At December 31, 2001, options to purchase 140,000 shares were granted pursuant to this Plan.

        In connection with the acquisition of Peninsula discussed in Note 17 the Company assumed options to purchase 135,125 shares of common stock.

        A summary of stock option transactions follows (dollars in thousands, except per share amounts):

                                                                                    RANGE
                                                                                   OF PER      WEIGHTED-
                                                                                    SHARE       AVERAGE       AGGREGATE
                                                                    NUMBER OF      OPTION      PER SHARE       OPTION
                                                                     SHARES         PRICE       PRICE          PRICE
                                                                   ----------    -----------  ----------     -----------
              Options granted and outstanding at
                  December 31, 1999                                  326,000     $ 7.50            7.50         2,445
              Granted                                                 24,000       7.50            7.50           180
              Forfeited                                              (10,000)      7.50            7.50           (75)
                                                                     -------     ------------      ----        ------
              Balance at December 31, 2000                           340,000       7.50            7.50         2,550

              Granted                                                485,357       7.50-8.475      8.39         4,047
              Assumed in connection with Peninsula merger            135,125      8.00 - 8.80      8.33         1,125
              Forfeited                                              (15,000)      7.50            7.50          (112)
                                                                     -------     ------------      ----         ------
              Balance at December 31, 2001                           945,482     $ 7.50-8.475      7.99         7,610
                                                                     =======     ============      ====         ======


                                                                     (continued)

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

(12)    STOCK OPTION PLANS, CONTINUED

        All options granted under stock option plans have ten year lives. The weighted-average remaining contractual life of options outstanding at December 31, 2001 and 2000 was 8.6 years and 8.0 years, respectively.

        The options are exercisable as follows:

                                               NUMBER OF      WEIGHTED-AVERAGE
          YEAR ENDING DECEMBER 31,              SHARES         EXERCISE PRICE
          ------------------------              ------         --------------

                Currently exercisable           569,727           $ 7.95
                2002                             93,096             7.97
                2003                             98,096             7.94
                2004                             81,746             8.01
                2005                             59,746             8.20
                2006                             50,071             8.29
                                                -------
                                                952,482           $ 7.99
                                                =======             ====

        In order to calculate the fair value of the options, it was assumed that the risk-free interest rate was 3.0%, there would be no dividends paid by the Company over the exercise period, the expected life of the options would be the entire exercise period and stock volatility would be zero due to the lack of an active market for the stock. For purposes of pro forma disclosures, the estimated fair value is treated as expense during the vesting period. The following information summarizes the options granted under both plans (dollars in thousands, except per share amounts):

                                                                     YEAR ENDING DECEMBER 31,
                                                                  ------------------------------
                                                                     2001                2000
                                                                  ----------          ----------
        Weighted-average grant-date fair value of options
            issued during the year                                $    1,029                  78
                                                                  ==========          ==========
        Net (loss) earnings:
            As reported                                           $     (580)                400
                                                                  ==========          ==========
            Proforma                                              $   (1,188)                210
                                                                  ==========          ==========
        Basic (loss) earnings per share:
            As reported                                           $     (.12)                .20
                                                                  ==========          ==========
            Proforma                                              $     (.25)                .11
                                                                  ==========          ==========
        Diluted (loss) earnings per share:
            As reported                                           $     (.12)                .20
                                                                  ==========          ==========
            Proforma                                              $     (.25)                .11
                                                                  ==========          ==========

                                                                     (continued)

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

(13)    PROFIT SHARING PLAN

        The Company has a 401(k) profit sharing plan (the "Plan") which is available to all employees electing to participate after meeting certain length-of-service requirements. The Company's contributions to the Plan are discretionary and are determined annually. The Company's expense in connection with this plan was $45,000 and $29,000 during the years ended December 31, 2001 and 2000, respectively. One of the investment choices available under the Plan, allows for participants to purchase the Company's common stock. At December 31, 2001, 25,000 shares of the Company's common stock had been allocated to the Plan, of which 12,029 were available for purchase.

 (14)   EMPLOYEE STOCK PURCHASE PLAN

        The Company has a Employee Stock Purchase Plan (the "Plan") whereby employees can elect to purchase the Company's common stock through payroll deductions. The total number of shares which has been allocated under the Plan is 50,000 shares of which 8,466 were available for purchase as of December 31, 2001.

(15)    REGULATORY MATTERS

        Banking regulations place certain restrictions on dividends and loans or advances made by the Banks to the Holding Company.

        The Company and the Banks are subject to various regulatory capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Under the regulatory framework for prompt and corrective action the Banks must also meet specific capital guidelines. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, the Company and the Banks met all capital adequacy requirements to which they are subject.

                                                                     (continued)

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

(15)    REGULATORY MATTERS, CONTINUED

        As of December 31, 2001, the most recent notification from the regulatory authorities categorized Southern Community Bank as adequately capitalized and Southern Community Bank of Southwest Florida and Peninsula Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Banks' categories. The Company's and the Banks' actual capital amounts and percentages are also presented in the table (dollars in thousands).

                                                                                                      MINIMUM
                                                                                                    TO BE WELL
                                                                          FOR CAPITAL            CAPITALIZED UNDER
                                                                           ADEQUACY              PROMPT CORRECTIVE
                                                  ACTUAL                   PURPOSES              ACTION PROVISIONS
                                         ------------------------      -----------------      -----------------------
                                                  AMOUNT      %         AMOUNT       %            AMOUNT          %
                                                  ------   ------       ------    ------          ------       ------
     AS OF DECEMBER 31, 2001:
         Total Capital to Risk- Weighted assets:
              Consolidated                      $ 44,510    10.86%    $ 32,788      8.0%            N/A          10.0%
              Southern Community Bank             24,012     8.60       22,337      8.0        $ 27,921          10.0
              Southern Community Bank of
                  Southwest Florida                9,601    13.79        5,570      8.0           7,080          10.0
              Peninsula Bank                       9,764    15.97        4,891      8.0           6,114          10.0
         Tier I Capital to Risk-Weighted Assets:

              Consolidated                        40,053     9.77       16,398      4.0             N/A           6.0
              Southern Community Bank             20,949     7.50       11,173      4.0          16,759           6.0
              Southern Community Bank of
                  Southwest Florida                8,918    12.81        2,785      4.0           4,177           6.0
              Peninsula Bank                       9,054    14.81        2,445      4.0           3,668           6.0
         Tier I Capital to Total Assets:
              Consolidated                        40,053     9.39       17,062      4.0             N/A           5.0
              Southern Community Bank             20,949     7.39       11,339      4.0          14,174           5.0
              Southern Community Bank of
                  Southwest Florida                8,918    13.30        2,682      4.0           3,353           5.0
              Peninsula Bank                       9,054    11.80        3,069      4.0           3,836           5.0

     AS OF DECEMBER 31, 2000:
         Total Capital to Risk- Weighted assets:
              Consolidated                      $ 28,146    14.9%     $ 15,107      8.0%            N/A          10.0%
              Southern Community Bank             17,800     9.5        14,989      8.0        $ 18,737          10.0
         Tier I Capital to Risk-Weighted Assets:

              Consolidated                        26,351    14.0         7,554      4.0             N/A           6.0
              Southern Community Bank             16,005     8.6         7,444      4.0          11,166           6.0
         Tier I Capital to Total Assets:
              Consolidated                        26,351    13.9         7,583      4.0             N/A           5.0
              Southern Community Bank             16,005     8.5         7,532      4.0           9,415           5.0

                                                                     (continued)

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

(16)    HOLDING COMPANY FINANCIAL INFORMATION

        The Holding Company's financial information follows (in thousands):

                            CONDENSED BALANCE SHEETS

                                                                     AT DECEMBER 31,
                                                               --------------------------
                                                                 2001              2000
                                                               --------          --------
                ASSETS

        Cash                                                   $  1,900               291
        Other assets                                                131                25
        Investment in subsidiaries                               40,490            26,074
                                                               --------          --------

            Total assets                                       $ 42,521            26,390
                                                               ========          ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

        Other liabilities                                           173                39
        Stockholders' equity                                     42,348            26,351
                                                               --------          --------

            Total liabilities and stockholders' equity         $ 42,521            26,390
                                                               ========          ========

                       CONDENSED STATEMENTS OF OPERATIONS


                                                               YEAR ENDED DECEMBER 31,
                                                               --------------------------
                                                                 2001              2000
                                                               --------          --------
        (Loss) equity earnings of subsidiaries                 $   (257)              350
        Other (expenses) income                                    (323)               50
                                                               --------          --------
            Net (loss) earnings                                $   (580)              400
                                                               ========          ========



                                                                     (continued)

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

(16)    HOLDING COMPANY FINANCIAL INFORMATION, CONTINUED

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                  --------------------------
                                                                                    2001              2000
                                                                                  --------          --------

        Cash flows from operating activities:
            Net (loss) earnings                                                   $   (580)              400
            Adjustments to reconcile net (loss) earnings to net
              cash (used in) provided by operating activities:
                Common stock issued as compensation11                                    4
                Equity in undistributed (loss) earnings of subsidiaries                257              (350)
                Increase in other assets                                              (106)              (26)
                Increase in other liabilities                                          134                40
                                                                                  --------          --------
                Net cash (used in) provided by operating activities                   (284)               68
                                                                                  --------          --------

        Cash flows from investing activity-
            Investment in subsidiaries                                              (4,574)          (13,400)
                                                                                  --------          --------
        Cash flows from financing activity-
            Net proceeds from sale of common stock                                   6,467            13,623
                                                                                  --------          --------
        Net increase in cash and cash equivalents                                    1,609               291

        Cash and cash equivalents at beginning of the year                             291                --
                                                                                  --------          --------
        Cash and cash equivalents at end of year                                  $  1,900               291
                                                                                  ========          ========

        Noncash transactions:
            Change in investment in subsidiary due to change in
                accumulated other comprehensive income (loss), unrealized
                (loss) gain on securities available for
                sale, net of income tax                                           $   (196)              486
                                                                                  ========          ========
            Common stock issued in connection with merger
                with Peninsula Bancorp                                            $ 10,295                --
                                                                                  ========          ========




                                                                     (continued)

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

(17)    ACQUISITION

        On April 30, 2001 the Holding Company acquired Peninsula Bancorp, Inc. ("Peninsula"). The Holding Company exchanged 623,940 shares of common stock for all of the outstanding shares of Peninsula. Peninsula was the parent company of Peninsula Bank of Central Florida, a state bank with three offices in Volusia County, Florida. The Holding Company accounted for this transaction using the purchase method of accounting. The excess purchase price over fair market value of the net assets acquired of $1.0 million was allocated to goodwill which is being amortized over twenty years. However, the Company will adopt FASB 142, Goodwill and Other Intangible Assets on January 1, 2002. Under this standard, goodwill amortization will cease and the asset will be evaluated periodically for impairment. The consolidated financial statements include the results of Peninsula from the date of acquisition. The unaudited proforma results below assume the acquisition occurred at the beginning of the year ended December 31, 2000 (dollars in thousands, except per share amounts).

                                              YEAR ENDED DECEMBER 31,
                                           --------------------------------
                                              2001                 2000
                                           -----------          -----------
        Interest income:
             Net interest income           $    10,642                7,995
                                           ===========          ===========
             Net (loss) earnings           $      (628)                 544
                                           ===========          ===========
        (Loss) earnings per share:
             Basic                         $      (.13)                 .17
                                           ===========          ===========
             Diluted                       $      (.13)                 .17
                                           ===========          ===========

        In management's opinion, the unaudited proforma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 2000 or of future operations of the combined entities under the ownership and management of the Company.

                                                                     (continued)

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

(18)    SELECTED QUARTERLY RESULTS (UNAUDITED)

        The following table presents summarized quarterly data (in thousands, except per share amounts):

                                                         FIRST        SECOND        THIRD        FOURTH
                                                        QUARTER       QUARTER      QUARTER       QUARTER         TOTAL
                                                        -------       -------       -------       -------       -------
        YEAR ENDED DECEMBER 31, 2001:
        Interest income                                 $ 4,844         5,867         6,790         6,931        24,432
        Interest expense                                  2,725         3,486         3,976         4,185        14,372
                                                        -------       -------       -------       -------       -------
             Net interest income                          2,119         2,381         2,814         2,746        10,060

        Provision for loan losses                           484           661           409           797         2,351
                                                        -------       -------       -------       -------       -------
             Net interest income after provision
               for loan losses                            1,635         1,720         2,405         1,949         7,709

        Noninterest income                                  570           345           356           583         1,854
        Noninterest expense                              (1,716)       (2,375)       (2,827)       (3,520)      (10,438)
                                                        -------       -------       -------       -------       -------
        Earnings (loss) before provision (benefit)          489          (310)          (66)         (988)         (875)

        Income tax provision (benefit)                      183          (118)          (19)         (341)         (295)
                                                        -------       -------       -------       -------       -------
        Net earnings (loss)                             $   306          (192)          (47)         (647)         (580)
                                                        =======       =======       =======       =======       =======
        Earnings (loss) per share:
             Basic                                      $   .09          (.05)         (.01)         (.15)         (.12)
                                                        =======       =======       =======       =======       =======
             Diluted                                    $   .09          (.05)         (.01)         (.15)         (.12)
                                                        =======       =======       =======       =======       =======

        YEAR ENDED DECEMBER 31, 2000:

        Interest income                                 $ 1,957         2,718         3,399         4,438        12,512
        Interest expense                                    967         1,407         1,723         2,104         6,201
                                                        -------       -------       -------       -------       -------
             Net interest income                            990         1,311         1,676         2,334         6,311

        Provision for loan losses                           178           243           419           334         1,174
                                                        -------       -------       -------       -------       -------

             Net interest income after provision
               for loan losses                              812         1,068         1,257         2,000         5,137

        Noninterest income                                   93           123           266           113           595
        Noninterest expense                                (887)       (1,015)       (1,676)       (1,455)       (5,033)
                                                        -------       -------       -------       -------       -------

        Earnings (loss) before provision (benefit)           18           176          (153)          658           699

        Income tax provision (benefit)                        7            70           (46)          268           299
                                                        -------       -------       -------       -------       -------
        Net earnings (loss)                             $    11           106          (107)          390           400
                                                        =======       =======       =======       =======       =======
        Earnings (loss) per share:
             Basic                                      $   .01           .06          (.06)          .19           .20
                                                        =======       =======       =======       =======       =======
             Diluted                                    $   .01           .06          (.06)          .19           .20
                                                        =======       =======       =======       =======       =======

                                                                     (continued)

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

(19)    STOCK DIVIDEND

        The Company's Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend, on August 6, 2001 to stockholders of record on October 19, 2001 which resulted in the issuance of 2,730,101 shares of common stock and corresponding decrease of $2,730,101 in additional paid-in capital. The stock split has been reflected in the accompanying consolidated financial statements and all per share information and stock option plan data has been restated to reflect this split.

(20)    COMMON STOCK OFFERING

        Effective December 28, 2001, the Company commenced a public offering of 1,200,000 shares of its common stock at a price of $10.50 per share. The expiration date of the offering is May 15, 2002.

(21)    NEW BANK CHARTER

        The Company has applied for a new bank charter for Southern Community Bank of South Florida which is expected to be located in Boca Raton, Florida.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth certain information with respect to Southern's executive officers and directors.


NAME                                  AGE      PRINCIPAL POSITIONS
----                                  ---      -------------------
George D. Anderson                     62      Director of Southern
Dennis G. Bedley                       46      Vice President of Southern and Orlando Bank
Charlie W. Brinkley, Jr.               48      Chairman of the Board and Chief Executive Officer of Southern
Thomas H. Dargan, Jr.                  47      Director of Southern and President of Daytona Bank
Sharyn E. Dickerson                    53      Executive Vice President and Chief Information Officer of Southern
P.T. Fleuchaus                         74      Director of Southern
Richard L. Garner                      48      Director of Southern and Chief Executive Officer of Bonita Springs Bank
Dennis E. Gilkey                       50      Director of Southern
Jennings L. Hurt, III                  49      Director of Southern
Clark D. Jensen                        52      Director of Southern
Stephen R. Jeuck                       50      Secretary and Controller of Southern
Stephen B. McGee                       50      Chief Financial Officer of Southern
Sanford Miller                         49      Director of Southern
John K. Ritenour                       50      Director of Southern
Stanley H. Sandefur                    49      Director of Southern
John G. Squires                        55      President and Director of Southern and Chief Executive Officer of Orlando Bank
Joel E. Whittenhall                    42      Director of Southern and President of Bonita Springs Bank

         GEORGE D. ANDERSON has served as a director of Southern since 2001 and as a director of Peninsula Bank (now known as Southern Community Bank, Atlantic) since 1998. He has owned and operated hotel properties in the Daytona Beach resort area since 1972. Mr. Anderson is the principal owner of Surfside Resorts, and serves as president of Reliance Petroleum, the owner of several service stations and retail stations located in southeast Florida. He served a director of SunTrust Bank of Volusia County from 1995 until 1998.

         DENNIS G. BEDLEY has served as a vice president of Southern as well as vice president of our Orlando bank since March 2001. He will serve as president, chief executive officer and as a director of our new Boca Raton bank after it is organized. From 1998 through March 2001, he was president of Colonial Bank, West Palm Beach, Florida. From 1996 to 1998, he was a senior banking executive for Capital Bank in Fort Lauderdale, Florida.

         CHARLIE W. BRINKLEY, JR. has served as chairman of the board and chief executive officer of Southern since its organization in 1999, and chairman and chief executive officer of our Orlando bank since its organization in 1998. He also serves as a director of our Bonita Springs bank and our Daytona Beach bank. Mr. Brinkley was an organizing director of Southern Bank of Central Florida and served as its only president and chief executive officer from 1988 to 1996 when it was acquired by Colonial Bank of Montgomery, Alabama. From 1996 until 1998, Mr. Brinkley continued to serve as president of Colonial Bank, Florida region. Mr. Brinkley began his banking career in the Orlando area in 1978 at ComBank of Casselberry, which was acquired by Freedom Savings and Loan Association in 1983.

         THOMAS H. DARGAN, JR. has served as a director Southern since 2001 and has served as president and chief executive officer of Peninsula Bank (now known as Southern Community Bank, Atlantic) since its founding in 1998. He has 22 years of banking experience in Florida, including 15 years in the Daytona Beach community. He served as president and chief executive officer of Tomoka State Bank from 1994 until its sale in 1997 to Colonial Bank. Subsequent to the transaction, he served as president for the Volusia area of Colonia Bank.

         SHARYN E. DICKERSON has served as executive vice president and chief information officer of Southern since 2000 and of our Orlando bank since 1999. She previously served as senior vice president and cashier of Citrus Bank, Orlando, from 1997 to 1999. Before that, she served as senior vice president and cashier of Southern Bank of Central Florida from 1988 to 1994 and as senior operations officer for the Florida region for Colonial Bank from 1994 until 1997.

         DR. P.T. FLEUCHAUS has served as a director of Southern since 2001 and as a director of Peninsula Bank (now known as Southern Community Bank, Atlantic) since 1998. He also serves as the chairman of the Board of Directors of Peninsula Bank. He was an organizing director and served as chairman of the board of Tomoka State Bank, and served on the advisory board of Colonial Bank following its acquisition of Tomoka State Bank. Dr. Fleuchaus is a practicing oral surgeon.

         RICHARD L. GARNER became a vice president of Southern in 2000 and became a director in 2001 upon the opening of our Bonita Springs bank, of which he is chairman and chief executive officer. He previously served as president and chief executive officer of First National Bank of Bonita Springs (subsequently known as First National Bank of Florida) from 1994 until the acquisition of that bank by The Colonial BancGroup, Montgomery, Alabama, in 1998. From 1998 until 1999, Mr. Garner served as regional president and CEO of Colonial Bank, Southwest Florida region.

         DENNIS E. GILKEY has served as a director of Southern and of Southern Community Bank of Southwest Florida since 2001. He is a professional engineer residing in Bonita Springs. Since 1984, Mr. Gilkey has been employed with the real estate development firm Bonita Bay Properties, Inc., Bonita Springs, and has served as its chief executive officer since 1998.

         JENNINGS L. HURT, III has served as a director of Southern since 1999 and director of our Orlando bank since 1998. Since 1988, Mr. Hurt has served as the managing shareholder of the law firm Rissman, Weisberg, Barrett, Hurt, Donahue & McLain, P.A., located in Orlando, Florida.

         CLARK D. JENSEN has served as a director of Southern and of our Orlando bank since 2001. He is a building contractor residing in Naples. Since 1998, Mr. Jensen has been president of Jensen & Bernier, Inc., Naples. From 1994 to 1998 he was vice president of Imperial Homes of Naples, Inc.

         STEPHEN R. JEUCK has served as secretary and controller of Southern since its organization in 1999, and as vice president and chief financial officer of our Orlando bank since its organization in 1998. From 1995 until 1997, Mr. Jeuck served as vice president and controller of Southern Bank of Central Florida and Colonial Bank, Florida.

         STEPHEN B. MCGEE has served as the executive vice president and chief financial officer of Southern since April 2001. He has also served as executive vice president, chief financial officer and director of Peninsula Bank (now known as Southern Community Bank, Atlantic) since 1998. He was the chief financial officer and cashier of Tomoka State Bank from 1994 until 1997. Prior to that time, he worked as a financial analyst control and regional financial officer for American Pioneer Savings and its predecessor, Heritage Federal Savings.

         SANFORD MILLER has served as a director of Southern since 2001 and as a director of Peninsula Bank (now known as Southern Community Bank, Atlantic) since 1998. He is chairman and chief executive officer of Budget Group, Inc., a NYSE listed corporation that owns Budget Rent-A-Car Corporation. Mr. Miller was a founding director of Tomoka State Bank, and served as a director until its acquisition by Colonial Bank in 1997.

         JOHN K. RITENOUR has served as a director of Southern since 1999 and director of our Orlando bank since 1998. Since 1988, Mr. Ritenour has served as chief executive officer of the Insurance Office of America, Inc.

         STANLEY H. SANDEFUR has served as a director of Southern since 1999 and director of our Orlando bank since 1998. Since 1978, Mr. Sandefur has served as president and chief executive officer of Sandefur Holding Co., Inc. From 1985 to 1997, Mr. Sandefur served as a director of Seminole National Bank.

         JOHN G. SQUIRES has served as president of Southern since its organization in 1999, and as chief operating officer of our Orlando bank since its organization in 1998. He also serves as a director of our Bonita Springs bank and our Daytona Beach bank. Mr. Squires was also an organizing director of Southern Bank of Central Florida in 1988 and served as its vice-chairman until its acquisition by Colonial Bank in 1996. From 1996 until 1997, Mr. Squires continued to serve as an executive vice president and director of Colonial Bank, Florida region. Mr. Squires began his Florida banking career in 1978 as president and director of ComBank of Casselberry which was acquired by Freedom Savings and Loan Association in 1983.

         JOEL E. WHITTENHALL has served as a vice president of Southern since 2000 and as a director since 2001. He also has served as president, chief lending officer and director of our Bonita Springs bank since 2001. He previously served as executive vice president and senior lending officer of First National Bank of Florida (subsequently acquired by Colonial Bank) from 1994 to 1999.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information concerning compensation for services rendered to Southern in 2000 and 2001 by its four most highly compensated executive officers. No other executive officer received more than $100,000 in compensation in 2001.

                           SUMMARY COMPENSATION TABLE


                                                                                                 LONG-TERM COMPENSATION
                                                                                                         AWARDS
                                                               ANNUAL COMPENSATION          ------------------------------
                                                          ----------------------------      RESTRICTED           SECURITIES
                                                                                              STOCK              UNDERLYING
NAME AND PRINCIPAL POSITION                                 SALARY             BONUS          AWARDS               OPTIONS
---------------------------                               ----------          --------       ---------             -------
Charlie W. Brinkley, Jr.                      2001         $200,000           $35,000        $82,500(1)             10,000
   Chief Executive Officer of                 2000         $150,000           $25,000        $75,000(1)                 --
   Southern                                   1999         $100,000           $10,000        $75,000(1)             70,000

John G. Squires                               2001         $200,000           $35,000                --             10,000
   President of Southern                      2000         $150,000           $25,000                --            135,000
                                              1999         $100,000           $10,000                --             35,000

Richard L. Garner                             2001         $135,000            $5,000                --             60,000
   Chief Executive Officer of                 2000               --                --                --                 --
   Bonita Springs Bank                        1999               --                --                --                 --

Joel E. Whittenhall                           2001         $135,000            $5,000                --             60,000
   President of Bonita                        2000               --                --                --                 --
   Springs Bank                               1999               --                --                --                 --

 ----------

   (1) Mr. Brinkley received restricted stock grants of 10,000 shares on each of January 1, 1999, 2000 and 2001. The grants were valued at $7.50 per share in 1999 and 2000, and $8.25 per share in 2001. The shares vest over a five-year period from the date of grant with 5% of the total number of shares being vested on the first anniversary of the date of grant, 10% of such shares being vested on the second anniversary of the date of grant, 35% of such shares being vested on the third anniversary of the date of grant, and 25% of such shares being vested on the fourth and fifth anniversaries of the date of grant. Dividends, if any, will be paid on shares which have become vested.

         The following table sets forth information with respect to the exercise of options in 2001 and the value of unexercised options held as of the end of 2001 held by the executive officers described above.

      AGGREGATE OPTION EXERCISES IN 2001 AND FISCAL YEAR-END OPTION VALUES


                                                                           NUMBER OF
                                                                           SECURITIES                  VALUE OF
                                                                           UNDERLYING                UNEXERCISED
                                                                          UNEXERCISED                IN-THE-MONEY
                                                                           OPTIONS AT                 OPTIONS AT
                                                                            12/31/01                 12/31/01 ($)
                                                                        ---------------            ---------------
                                  SHARES ACQUIRED     VALUE               EXERCISABLE/               EXERCISABLE/
NAME                              ON EXERCISE(#)     REALIZED($)         UNEXERCISABLE              UNEXERCISABLE
----                              ---------------    -----------         -------------              -------------

Charlie W. Brinkley, Jr.........        --               --              35,000/45,000            $105,000/$127,500
John G. Squires.................        --               --              44,000/136,000           $132,000/$400,500
Richard L. Garner...............        --               --                 0/60,000                 $0/$135,000
Joel E. Whittenhall.............        --               --                 0/60,000                 $0/$135,000


SALARY CONTINUATION AGREEMENTS

         Southern has entered into salary continuation agreements with Mr. Brinkley and Mr. Squires pursuant to which they are entitled to receive various benefits in the event of the termination of their employment as a result of normal retirement, death, disability, or following a change of control of Southern. With the exception of the change of control benefit, the benefit payments vest over a 10 year period and are payable in monthly installments for a benefit period of 15 years (in the case of Mr. Squires) or 20 years (in the case of Mr. Brinkley), with annual adjustments for changes in the consumer price index. No benefits will be payable under either agreement in the event of termination of employment for cause. In the event of a change of control of Southern, the fully vested normal retirement benefit would be payable to each of Mr. Brinkley and Mr. Squires for their respective benefit periods, provided that no benefits are payable that would be subject to the excise tax applicable to excess parachute payments under the Internal Revenue Code. In addition to the foregoing, in the event of any termination of their employment as a result of a change of control of Southern, Mr. Brinkley and Mr. Squires would be entitled to receive 18 months of salary.

RESTRICTED STOCK AGREEMENT WITH MR. BRINKLEY

         On January 1, 1999, Mr. Brinkley entered into an agreement with Southern providing for the grant of 100,000 shares of common stock, which are non-transferable except as described below. The agreement provides that Mr. Brinkley will be granted the right to receive 10,000 shares each year for a period of 10 years commencing on January 1, 1999 and on each January 1st thereafter through the year 2008; however, shares granted after year 2003 will be granted in the sole discretion of the board of directors based on the performance of Southern. Shares of stock granted on January 1, 1999 and January 1, 2000 vest over a five year period from the date of grant with 5% of the total number of such shares being vested on the first anniversary of the date of grant, 10% of such shares being vested on the second anniversary of the date of grant, 35% of such shares being vested on the third anniversary of the date of grant, and 25% of such shares being vested on the fourth and fifth anniversaries of the date of grant. Shares of stock granted after January 1, 2000 shall vest ratably over a three year period from the date of grant, with 33% of such shares being vested on each of the first, second and third anniversary of the date of grant. In the event that a majority of the outstanding shares of Southern are acquired in a merger or other transaction requiring approval under the Bank Holding Company Act of 1956, as amended, all shares issuable under the plan will immediately be granted to Mr. Brinkley and become fully vested shares. If Mr. Brinkley is terminated without cause, all of the shares granted to him under the plan shall be immediately and fully vested and transferable without restriction. If Mr. Brinkley is terminated for cause, Mr. Brinkley forfeits all rights to the stock except stock which has become vested as of the date of such termination.

STOCK OPTION PLANS

         Southern currently has five stock option plans, as follows:

o 1999 EMPLOYEE INCENTIVE STOCK OPTION PLAN. Southern adopted an employee incentive stock option plan in 1999. Under the terms of the plan, Southern is authorized to issue options covering up to 226,000 shares to officers and employees of Southern and its subsidiaries. As of December 31, 2001, Southern had granted options under the plan to acquire 200,000 at an exercise price of $7.50 per share.

o 1999 DIRECTORS STOCK OPTION PLAN. Southern adopted a directors stock option plan in 1999. Under the terms of the plan, Southern is authorized to grant options covering up to 140,000 shares of Southern's common stock. As of December 31, 2001, Southern had granted options under the plan to purchase 140,000 shares at an exercise price of $7.50 per share.

o PENINSULA INCENTIVE STOCK OPTION PLAN. In April 2001, Southern assumed all of the obligations of Peninsula under its existing employee stock option plan as part of the merger with Peninsula. As a result, Southern has assumed the obligation to issue up to 41,625 shares under options granted to employees of Peninsula.

o PENINSULA DIRECTOR STOCK OPTION PLAN. In April 2001, Southern assumed all of the obligations of Peninsula under its existing director stock option plan as part of the merger with Peninsula. As a result, Southern is obligated to issue up to 56,250 shares under options held by former directors of Peninsula.

o 2001 EQUITY INCENTIVE PLAN. In March 2001, Southern adopted the 2001 Equity Incentive Plan. Under the plan, Southern is authorized to issue up to 2,000,000 shares of its common stock to employees and directors pursuant to stock, options and restricted stock grants. The plan is administered by a board of directors of Southern. As of December 31, 2001, Southern had issued options covering 395,000 shares of Southern's common stock pursuant to the plan.

EMPLOYEE STOCK PURCHASE PLAN

         Southern has established an employee stock purchase plan under which a total of 50,000 shares of Southern's common stock have been made available for sale to Southern's employees. The board of directors administers the plan. Employees are eligible to participate in the plan if they are full-time employees for at least 90 consecutive days. The plan permits eligible employees to purchase common stock through payroll deductions, which, subject to certain limitations, may not exceed 10% of an employee's compensation. The minimum purchase each month by an eligible employee is one share of common stock. The purchase price of each share of common stock under the purchase plan will be equal to the fair market value per share of common stock, but will never be less than $7.50 per share.

         Eligible employees have the opportunity to enroll in the purchase plan beginning on March 1 and ending on March 31 every year. Employees may terminate their participation in the purchase plan at any time. Participation ends automatically upon termination of employment. In the event that an employee participating in the plan ceases to be a Southern employee, Southern has the right to repurchase all or any portion of the shares purchased by such employee under the plan at any time during the following 24 months for a purchase price equal to the fair market value of the stock at the time of such repurchase. The plan will terminate upon the earlier of September 16, 2004, or the date all of the shares reserved for purchase under the purchase plan have been purchased, unless the board of directors terminates it sooner. The board of directors also has the right to amend or suspend the plan at any time without prior notice.

BOARD COMPENSATION

         Southern does not currently provide its directors with cash compensation for their services as directors, although members are reimbursed for reasonable expenses incurred in attending meetings. Southern's Orlando bank and Daytona bank both pay their directors $300 per month for their services as directors. The monthly fee is payable in cash or in the equivalent value of Southern's common stock at the election of each director. As of December 31, 2001, all of the directors of the Orlando bank and the Daytona bank elected to receive their retainers for 2001 in the form of stock (based on a value of $8.25 per share).

         Southern has agreed to grant options to purchase 10,000 shares to each of the proposed directors of its new Boca Raton bank. These options have substantially the same terms as the options granted to Southern's other directors, except that the exercise price is $10.50 per share.

                         SECURITIES OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 15, 2002, the number and percentage of shares of our outstanding common stock which are beneficially owned, directly or indirectly, by:

         o  each shareholder who owns more than 5% of the outstanding shares;

         o  each of Southern's directors;

         o  each of Southern's executive officers; and

         o  all of Southern's directors and executive officers as a group.

         Southern determines beneficial ownership based on the rules of the SEC. In general, beneficial ownership includes shares over which a person has sole or shared voting or investment power and shares which he has the right to acquire within 60 days. Unless otherwise indicated, the persons listed have sole voting and investment power over the shares beneficially owned.


                                  POSITION WITH SOUTHERN            SHARES BENEFICIALLY
NAME                              COMMUNITY BANCORP                         OWNED                 PERCENTAGE
----                              ----------------------            --------------------          ----------
Charlie W. Brinkley, Jr. .......  Chairman and CEO                        223,272(1)                 4.0%
John G. Squires ................  President and Director                  237,454(2)                 4.2%
George D. Anderson..............  Director                                156,460(3)                 2.8%
Thomas H. Dargan, Jr............  Director                                 78,676(4)                 1.4%
P.T. Fleuchaus..................  Director                                106,086(5)                 1.9%
Richard L. Garner...............  Director                                 73,181(6)                 1.3%
Dennis E. Gilkey................  Director                                 27,577(7)                 0.5%
Jennings L. Hurt, III...........  Director                                180,740(8)                 3.2%
Clark D. Jensen ................  Director                                 37,333(9)                 0.7%
Sanford Miller..................  Director                                127,086(10)                2.3%
John K. Ritenour................  Director                                155,294(11)                2.8%
Stanley H. Sandefur ............  Director                                180,738(12)                3.2%
Joel E. Whittenhall.............  Director                                 53,412(13)                1.0%
Stephen R. Jeuck ...............  Secretary and Controller                  5,046(14)                0.1%
Sharyn E. Dickerson ............  Executive Vice President and CIO         17,886(15)                0.3%
Stephen McGee...................  Chief Financial Officer                  37,490(16)                0.7%
Dennis G. Bedley................  Vice President                           30,038                    0.5%
All executive officers                                                  1,629,769(17)               27.9%
   and directors as a
   group (17 persons) (6)



NOTES TO TABLE

         (1) Includes 44,000 shares issuable upon exercise of outstanding stock options.

         (2) Includes 67,834 shares issuable upon exercise of outstanding stock options.

         (3) Includes 16,250 shares issuable upon exercise of outstanding stock options.

         (4) Includes 35,000 shares issuable upon exercise of outstanding stock options.

         (5) Includes 16,250 shares issuable upon exercise of outstanding stock options.

         (6) Includes 12,000 shares issuable upon exercise of outstanding stock options.

         (7) Includes 3,333 shares issuable upon exercise of outstanding stock options.

         (8) Includes 20,000 shares issuable upon exercise of outstanding stock options.

         (9) Includes 3,333 shares issuable upon exercise of outstanding stock options.

         (10) Includes 16,250 shares issuable upon exercise of outstanding stock options.

         (11) Includes 20,000 shares issuable upon exercise of outstanding stock options.

         (12) Includes 20,000 shares issuable upon exercise of outstanding stock options.

         (13) Includes 12,000 shares issuable upon exercise of outstanding stock options.

         (14) Includes 2,400 shares issuable upon exercise of outstanding stock options.

         (15) Includes 4,000 shares issuable upon exercise of outstanding stock options.

         (16) Includes 22,500 shares issuable upon exercise of outstanding stock options.

         (17) Includes 307,150 shares issuable upon exercise of outstanding stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         From time to time, Southern makes loans to its executive officers and directors. Southern makes all such loans on terms and conditions, including interest rates and collateral, that are applicable to loans Southern makes to unaffiliated parties. As of December 31, 2001, the aggregate balance of all such loans was $11.1 million. In addition, Southern has approved an unsecured line of credit for each of its directors in the amount of $75,000. These lines of credit are subject to renewal on an annual basis. All extensions of credit to executive officers and directors are subject to approval by the full board of directors with the interested person abstaining from any participation in the discussion or decision with respect to his or her own loan.

         Southern leases its Altamonte Springs branch location from Pat Armstrong, who serves as a director of Southern's Orlando bank. Total lease payments during 2001 were $129,000.

         Southern Community Insurance Agency, Inc., a wholly owned subsidiary of Southern's Orlando bank, has entered into a relationship with Insurance Office of America, Inc., an insurance agency owned in part by one of its directors, John K. Ritenour. Insurance Office of America, Inc. pays Southern Community Insurance Agency, Inc. a percentage of the commissions received from customers referred by Southern Community Insurance Agency, Inc. Total premiums for 2001 were $331,000.

         Southern's Bonita Springs bank borrowed $642,000 from an unaffiliated bank to fund its initial organizational costs. The loan was guaranteed by the organizers of the new bank, including Charles W. Brinkley, John G. Squires, Richard Garner, Dennis E. Gilkey, Clark D. Jensen and Joel Whittenhall, who currently serve as directors of Southern. In 2001, Southern repaid the loan in connection with the opening of this bank.

         Southern granted stock options to each of the organizers of its Bonita Springs bank at the time of its opening in January 2001. These individuals received options for 210,000 shares, with an exercise price of $8.25 per share. These options will have substantially the same terms as the stock options previously granted to Southern's non-executive directors.

         Southern plans to utilize a portion of the proceeds from its public offering to reimburse the organizers of its proposed Boca Raton bank for the organizational costs which they will incur in establishing the new bank. The organizers of the new bank are the persons designated as the proposed directors of the new bank, including Mr. Brinkley and Mr. Squires. The organizational costs include annual salaries of $150,000 currently being paid to Mr. Dennis G. Bedley and $90,000 to Rick A. Simpson. Southern estimates that these costs will be approximately $450,000. If the offering is not successful, the organizers of the new bank will be required to bear all of these expenses.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

3.1      Articles of Incorporation, as amended, of Registrant (a)

3.2      Bylaws of Registrant (a)

4.1      Specimen Common Stock Certificate of Registrant (a)

10.1     Employees' Incentive Stock Option Plan of Registrant (a)

10.2     Directors' Statutory Stock Option Plan of Registrant (a)

10.3     Amended and Restated Employee Stock Purchase Plan of Registrant (a)

10.4 Salary Continuation Agreement between the Registrant and Charlie W. Brinkley, Jr. dated February 23, 1999 (a)

10.5 Salary Continuation Agreement between the Registrant and John G. Squires dated February 23, 1999 (a)

10.6 Lease Agreement dated April 22, 1998 between Marx Realty and Improvement Co., Inc. and Registrant (a)

10.7 Lease Agreement dated November 30, 1998 between Patrick J. Armstrong and Registrant(a)

10.8 Electronic Data Processing Agreement dated August 12, 1998 between the Registrant and First Commerce Technologies, Inc.(a)

10.9 Restricted Stock Agreement made effective as of January 1, 1999 between the Registrant and Charlie W. Brinkley, Jr. (a)

10.10 Purchase and Sale Agreement dated September 25, 2000 between Bank of America, N.A. and Southern Community Bank (b)

10.11 Letter of Intent dated September 21, 2000 by and between Southern Community Bancorp and Peninsula Bancorp, Inc. (c)

10.12 Agreement and Plan of Merger dated as of December 18, 2000 by and between Registrant and Peninsula Bancorp, Inc. (d)

10.13    2001 Equity Incentive Plan (e)

21.1     List of Subsidiaries of Registrant (f)

-------------

(a) Previously filed as an Exhibit to Southern's Registration Statement on Form SB-2 (File No. 333-35548).

(b) Previously filed as an Exhibit to Southern's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000 (filed with the Commission on October 20, 2000).

(c) Previously filed as an Exhibit to the Southern's Current Report on Form 8-K (filed with the Commission on October 2, 2000).

(d) Previously filed as an Exhibit to Southern's Registration Statement on Form S-4 (File No. 333-57428 (filed with the Commission on March 22,
      2001).

(e) Previously filed as an Exhibit to Southern's quarterly report on Form 10-QSB for the Quarter ended March 31, 2001 (filed with the Commission on May 15, 2001).

(f) Previously filed as an Exhibit to Southern's Registration Statement on Form SB-2 (File No. 333-74386) (filed with the Commission on December 3,
      2001).

(B)   REPORTS ON FORM 8-K. None.

                                   SIGNATURES

   In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       SOUTHERN COMMUNITY BANCORP


                       By:     /s/   CHARLIE W. BRINKLEY, JR.
                          ----------------------------------------------------
                             Charlie W. Brinkley, Jr.
                             Chairman of the Board and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 NAME                                      TITLE                                   DATE
                 ----                                      -----                                   ----
   /s/ CHARLIE W. BRINKLEY, JR.               Chairman of the Board and Chief                 March 29, 2002
------------------------------------           Executive Officer (Principal
Charlie W. Brinkley, Jr.                            Executive Officer)


   /s/ JOHN G. SQUIRES                            President and Director                      March 29, 2002
------------------------------------
John G. Squires

  /s/ GEORGE D. ANDERSON                                Director                              March 29, 2002
------------------------------------
George D. Anderson

  /s/ THOMAS H. DARGAN, JR.                             Director                              March 29, 2002
------------------------------------
Thomas H. Dargan, Jr.

  /s/ P.T. FLEUCHAUS                                    Director                              March 29, 2002
------------------------------------
P.T. Fleuchaus

  /s/ RICHARD L. GARNER                                 Director                              March 29, 2002
------------------------------------
Richard L. Garner

                                                         Director                           __________ __, 2002
------------------------------------
Dennis E. Gilkey

                                                         Director                           __________ __, 2002
------------------------------------
Jennings L. Hurt, III

  /S/ CLARK D. JENSEN                                    Director                             March 29, 2002
------------------------------------
Clark D. Jensen

                                                         Director                           __________ __, 2002
------------------------------------
Sanford Miller

                                                         Director                           __________ __, 2002
------------------------------------
John K. Ritenour

                                                         Director                           __________ __, 2002
------------------------------------
Stanley H. Sandefur

                                                         Director                           __________ __, 2002
------------------------------------
Joel E. Whittenhall

   /s/ STEPHEN R. JEUCK                          Secretary and Controller                     March 29, 2002
------------------------------------            (Chief Accounting Officer)
Stephen R. Jeuck

   /s/ STEPHEN B. MCGEE                           Chief Financial Officer                     March 29, 2002
------------------------------------           (Principal Financial Officer)
Stephen B. McGee



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORT FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

         The issuer has sent an annual report and proxy material to its share holders with respect to the issuer's fiscal year ended December 31, 2001.