Form 10QSB
period 2002-03-31
SOUTHERN COMMUNITY BANCORP
filed 2002-05-15
CIK 1110544

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to _______________

                          COMMISSION FILE NO. 333-35548

                           SOUTHERN COMMUNITY BANCORP
------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter

            Florida                                      59-3619325
--------------------------------             ---------------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                    Identification No.)


                 250 North Orange Avenue, Orlando, Florida 32801
        -----------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (407) 648-1844
          -------------------------------------------------------------
                (Issuer's telephone number, including area code)


         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

         As of April 12, 2002, the issuer had 5,541,517 outstanding shares of common stock, par value $1.00 per share.

                           SOUTHERN COMMUNITY BANCORP

                                   FORM 10-QSB
                                 March 31, 2002

                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)
                 Condensed Consolidated Balance Sheets -
                 March 31, 2002 and 2001 (unaudited) and December 31, 2001................................... 1-2

                 Condensed Consolidated Statements of Earnings (Unaudited) -
                 Three Months Ended March 31, 2002 and 2001.....................................................3

                 Condensed Consolidated Statements of Cash Flows (Unaudited) -
                 Three Months Ended March 31, 2002 and 2001.....................................................4

                 Condensed Consolidated Statement of Stockholders' Equity (Unaudited) -
                  Three Months Ended March 31, 2002.............................................................5

                 Notes to Condensed Consolidated Financial Statements (Unaudited).............................6-9

                 Review by Independent Certified Public Accountants............................................10

                 Report on Review by Independent Certified Public Accountants..................................11

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition............................................................................12-20


PART II:  OTHER INFORMATION....................................................................................21

Item 2. Changes in Securities and Use of Proceeds..............................................................21

Item 4. Submission of Matters to a Vote of Securities Holders..................................................22

Item 5. Other Information......................................................................................22

Item 6. Exhibits and Reports on Form 8-K.......................................................................23

Signatures.....................................................................................................24

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.




                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          AT MARCH 31,
                                                                    --------------------------
                                                                       2002             2001
                                                                    ---------        ---------
         ASSETS

Cash and due from banks                                             $  15,263            5,697
Federal funds sold                                                     48,156           54,133
                                                                    ---------        ---------
         Cash and cash equivalents                                     63,419           59,830

Securities available for sale                                          39,510           13,062
Loans, net of allowance for loan losses of
         $4,834 in 2002 and $2,279 in 2001                            377,944          178,694
Accrued interest receivable                                             2,305            1,070
Federal Home Loan Bank stock, at cost                                     212              212
Premises and equipment, net                                            17,042           10,371
Deferred income tax asset                                               1,390              148
Bank owned life insurance                                               3,897            2,623
Goodwill, net                                                             971               --
Foreclosed assets, net                                                    280               --
Other assets                                                              321              256
                                                                    ---------        ---------
         Total assets                                               $ 507,291          266,266
                                                                    =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
         Non-interest-bearing demand deposits                       $  47,093           23,431
         Money-market deposits                                         60,910           18,904
         Savings and NOW deposits                                     131,152           81,252
         Time deposits                                                218,354          112,544
                                                                    ---------        ---------
                  Total deposits                                      457,509          236,131

         Other borrowings                                               1,921               --
         Official checks                                                3,108            1,681
         Other liabilities                                              1,754            1,091
                                                                    ---------        ---------
                  Total liabilities                                   464,292          238,903
                                                                    ---------        ---------

Stockholders' equity:
         Common stock, $1.00 par value, 10,000,000 shares
                  authorized,  5,541,517 and 1,769,813 shares
                  issued and outstanding in 2002 and 2001               5,542            1,770
         Additional paid-in capital                                    38,798           25,918
         Accumulated deficit                                           (1,139)            (520)
         Accumulated other comprehensive income (loss)                   (202)             195
                                                                    ---------        ---------
                  Total stockholders' equity                           42,999           27,363
                                                                    ---------        ---------
                  Total liabilities and stockholders' equity        $ 507,291          266,266
                                                                    =========        =========


                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              AT
                                                                           DECEMBER 31,
                                                                              2001
                                                                            ---------
         ASSETS

Cash and due from banks                                                     $  14,625
Federal funds sold                                                             15,504
                                                                            ---------
                  Cash and cash equivalents                                    30,129

Securities available for sale                                                  41,472
Loans, net of allowance for loan losses of $4,457                             352,161
Accrued interest receivable                                                     2,083
Federal Home Loan Bank stock, at cost                                             212
Premises and equipment, net                                                    16,229
Deferred income tax asset                                                       1,236
Bank owned life insurance                                                       3,445
Goodwill, net                                                                     971
Foreclosed assets, net                                                            907
Other assets                                                                      282
                                                                            ---------
                  Total assets                                              $ 449,127
                                                                            =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

         Non-interest-bearing demand deposits                               $  37,397
         Money-market deposits                                                 37,379
         Savings and NOW deposits                                             140,354
         Time deposits                                                        184,843
                                                                            ---------
                  Total deposits                                              399,973

         Other borrowings                                                       1,658
         Official checks                                                        3,308
         Other liabilities                                                      1,840
                                                                            ---------
                  Total liabilities                                           406,779
                                                                            ---------

Stockholders' equity:
         Common stock, $1.00 par value, 10,000,000 shares
                  authorized, 5,460,202 shares issued and outstanding           5,460
         Additional paid-in capital                                            38,206
         Accumulated deficit                                                   (1,406)
         Accumulated other comprehensive income                                    88
                                                                            ---------
                  Total stockholders' equity                                   42,348
                                                                            ---------
                  Total liabilities and stockholders' equity                $ 449,127
                                                                            =========


                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     ---------------------------
                                                                                         2002             2001
                                                                                     ----------       ----------
Interest income:
         Loans                                                                       $    6,693            4,031
         Securities available for sale                                                      463              313
         Other interest-earning assets                                                      136              500
                                                                                     ----------       ----------
                  Total interest income                                                   7,292            4,844
                                                                                     ----------       ----------
Interest expense:
         Deposits                                                                         3,390            2,725
         Other borrowings                                                                    15
                                                                                     ----------       ----------
                  Total interest expense                                                  3,405            2,725
                                                                                     ----------       ----------

Net interest income                                                                       3,887            2,119
         Provision for loan losses                                                          405              484
                                                                                     ----------       ----------
Net interest income after provision for loan losses                                       3,482            1,635
                                                                                     ----------       ----------
Noninterest income:
         Service charges on deposit accounts                                                120               73
         Other service charges and fees                                                     276               62
         Earnings on bank owned life insurance                                               47               39
         Gain on sale of securities available for sale                                       33              396
                                                                                     ----------       ----------
                  Total noninterest income                                                  476              570
                                                                                     ----------       ----------
Noninterest expense:
         Salaries and employee benefits                                                   1,821              878
         Occupancy expense                                                                  733              325
         Data processing                                                                    237              107
         Printing and office supplies                                                        88               62
         Marketing and advertising                                                          120               64
         Professional fees                                                                  104               71
         Preopening expense                                                                  66               --
         Other                                                                              365              209
                                                                                     ----------       ----------
                  Total noninterest expense                                               3,534            1,716
                                                                                     ----------       ----------
Earnings before income taxes                                                                424              489
         Income taxes                                                                       157              183
                                                                                     ----------       ----------
Net earnings                                                                         $      267              306
                                                                                     ==========       ==========
Basic earnings per share                                                             $      .05              .09
                                                                                     ==========       ==========
Weighted-average number of common shares outstanding for basic                        5,487,428        3,498,764
                                                                                     ==========       ==========
Diluted earnings per share                                                           $      .05              .09
                                                                                     ==========       ==========
Weighted-average number of common shares outstanding for diluted                     $5,710,546        3,529,674
                                                                                     ==========       ==========
Dividends per share                                                                  $       --               --
                                                                                     ==========       ==========

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                ($ IN THOUSANDS)

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                 ------------------------
                                                                                   2002            2001
                                                                                 --------        --------
Cash flows from operating activities:
Net earnings                                                                     $    267             306
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:
              Provision for loan losses                                               405             484
              Depreciation and amortization                                           542             119
              Gain on sale of securities available for sale                           (33)           (396)
              Provision for deferred income taxes                                      --             150
              Net amortization of premiums and discounts on securities                 (4)             (8)
              Net amortization of deferred loan fees and costs                       (175)             --
              Common stock issued as compensation                                     143              11
              Earnings on bank owned life insurance                                   (47)            (39)
              (Increase) decrease in accrued interest receivable                     (222)             85
              Increase in other assets                                                (39)           (142)
              (Decrease) increase in official checks                                 (200)            235
              (Decrease) increase in accrued other liabilities                        (86)            300
                                                                                 --------        --------
                  Net cash provided by operating activities                           551           1,105
                                                                                 --------        --------
Cash flows from investing activities:
     Calls and repayments of securities available for sale                            250           9,333
     Purchases of securities available for sale                                    (4,978)        (13,497)
     Proceeds from sale of securities available for sale                            6,283          10,104
     Net increase in loans                                                        (25,479)        (28,444)
     Purchases of premises and equipment                                           (1,355)           (786)
     Net proceeds from sales of foreclosed assets                                      93              --
     Purchase of bank owned life insurance                                           (405)             --
                                                                                 --------        --------
                  Net cash used in investing activities                           (25,591)        (23,290)
                                                                                 --------        --------
Cash flows from financing activities:
     Net increase in deposits                                                      57,536          53,919
     Net decrease in other borrowings                                                 263              --
     Proceeds from issuance of common stock, net                                      531             783
                                                                                 --------        --------
                  Net cash provided by financing activities                        58,330          54,702
                                                                                 --------        --------
Net increase in cash and cash equivalents                                          33,290          32,517

Cash and cash equivalents at beginning of period                                   30,129          27,313
                                                                                 --------        --------
Cash and cash equivalents at end of period                                       $ 63,419          59,830
                                                                                 ========        ========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                $  3,573           2,557
                                                                                 ========        ========
         Income taxes                                                            $     65              --
                                                                                 ========        ========
     Noncash financing and investing activities:
         Change in accumulated other comprehensive income (loss),
              unrealized loss on securities available for sale, net of tax       $   (290)            (89)
                                                                                 ========        ========
         Transfer of loans to foreclosed assets                                  $    186              --
                                                                                 ========        ========
         Loans originated on sales of foreclosed assets                          $    720              --
                                                                                 ========        ========

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                        THREE MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)

                                                                                      ACCUMULATED
                                                                                         OTHER
                                                         ADDITIONAL                  COMPREHENSIVE       TOTAL
                                            COMMON        PAID-IN      ACCUMULATED      INCOME        STOCKHOLDERS'
                                            STOCK         CAPITAL       DEFICIT         (LOSS)          EQUITY
                                            -------       -------     ------------     -------      ----------------
Balance at December 31, 2001                $ 5,460        38,206        (1,406)            88         42,348
                                                                                                      -------
Comprehensive income (loss):
Net earnings (unaudited)                         --            --           267             --            267
Net change in unrealized gain on
         securities available for
         sale, net of tax of $154
         (unaudited)                             --            --            --           (290)          (290)
                                                                                                      -------
Comprehensive income (loss)
         (unaudited)                                                                                      (23)
                                                                                                      -------
Common stock issued as compensation
         (unaudited)                             18           125            --             --            143

Sale of common stock in connection
         with 401(k) Profit Sharing
         Plan (unaudited)                        35           250            --             --            285

Sale of common stock in connection
         with Employee Stock Purchase
         Plan (unaudited)                        15           112            --             --            127

Sale of common stock (unaudited)                 14           105            --             --            119
                                            -------       -------       -------        -------        -------
Balance at March 31, 2002 (unaudited)       $ 5,542        38,798        (1,139)          (202)        42,999
                                            =======       =======       =======        =======        =======


                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         1. GENERAL. In the opinion of the management of Southern Community Bancorp and its subsidiaries (the "Company" or "Southern"), the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2002 and 2001, and the results of operations and cash flows for the three-month periods then ended. The results of operations and other data for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

                  Southern Community Bancorp (the "Holding Company") owns 100% of the outstanding common stock of Southern Community Bank (the "Orlando Bank"), Southern Community Bank of Southwest Florida (the "Bonita Springs Bank") and Southern Community Bank, Atlantic (the "Daytona Beach Bank"). The banks are state chartered commercial banks and their deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") through the Bank Insurance Fund. The Daytona Beach Bank was acquired by the Company on April 30, 2001.

                  The Orlando Bank owns 100% of the outstanding common stock of Southern Community Insurance Agency, Inc. (the "Insurance Agency"). The Insurance Agency refers customers of the Orlando Bank to certain insurance agencies for the purchase of insurance products. In January 2001, the Holding Company acquired a 50% equity interest in Southern Community Bank Mortgage LLC (the "Mortgage Company"). The Mortgage Company originates, processes and closes residential mortgage loans in Central Florida.

         2. LOAN IMPAIRMENT AND LOSSES. The average net investment in collateral dependent impaired loans and interest income recognized and received on these loans is as follows (in thousands):

                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              -------------------------
                                                                 2002            2001
                                                              ---------       ---------
Gross loans with no related allowance, at end of period       $      --              --
                                                              =========       =========
Gross loans with related allowance, at end of period              2,275           2,132
                                                              =========       =========
Allowance on these loans                                            228             107
                                                              =========       =========
Average net investment in impaired loans                          2,028             699
                                                              =========       =========
Interest income recognized on impaired loans                         --              43
                                                              =========       =========
Interest income received on impaired loans                           --              43
                                                              =========       =========


             An analysis of the change in the allowance for loan losses was as follows (in thousands):

                                       THREE MONTHS ENDED
                                           MARCH 31,
                                     ----------------------
                                      2002           2001
                                     -------        -------
Balance at beginning of period       $ 4,457          1,795
Provision charged to earnings            405            484
Charge-offs, net                         (28)            --
                                     -------        -------
Balance at end of period             $ 4,834          2,279
                                     =======        =======

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

         3. STOCK DIVIDEND. The Company's Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend, on August 6, 2001 to stockholders of record on October 19, 2001. All per share information has been restated for the three-month period ended March 31, 2001 to reflect this split.

         4. EARNINGS PER SHARE . Earnings per share of common stock were computed on the basis of the weighted-average number of shares of common stock outstanding. Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. The following table presents the calculations of earnings per share ($ in thousands, except per share amounts):


                                                                THREE MONTHS ENDED MARCH 31,
                                          ---------------------------------------------------------------------------
                                                        2002                                     2001
                                          -----------------------------------     -----------------------------------
                                                      WEIGHTED-                                WEIGHTED-
                                          EARNINGS     AVERAGE      PER SHARE                   AVERAGE    PER SHARE
                                          EARNINGS      SHARES        AMOUNT     EARNINGS       SHARES      AMOUNT
                                          ---------    ---------    ---------    ---------    ---------    ---------

Basic earnings per share:
     Net earnings available to
         common stockholders              $     267    5,487,428    $     .05    $     306    3,498,764    $     .09
                                                                    =========                              =========

Effect of dilutive securities -
     Incremental shares from assumed
         exercise of options                             223,118                                 30,910
                                                       ---------                              ---------
Diluted earnings per share:
     Net earnings  available to common
     stockholders and assumed
         conversion                       $     267    5,710,546    $     .05    $     306    3,529,674    $     .09
                                          =========    =========    =========    =========    =========    =========


         5. REGULATORY CAPITAL. The Holding Company, the Orlando Bank, the Bonita Springs Bank and the Daytona Beach Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2002 of the regulatory capital requirements and the actual capital on a percentage basis:


                                                                       REGULATORY
                                                           ACTUAL      REQUIREMENT
                                                           ------      -----------
Total capital to risk-weighted assets
         Consolidated                                      10.38%         8.00%
         Bonita Springs Bank                               12.29%         8.00%
         Orlando Bank                                       8.30%         8.00%
         Daytona Beach Bank                                14.55%         8.00%

Tier I capital to risk-weighted assets
         Consolidated                                       9.27%         4.00%
         Bonita Springs Bank                               11.33%         4.00%
         Orlando Bank                                       7.16%         4.00%
         Daytona Beach Bank                                13.45%         4.00%

Tier I capital to total assets - leverage ratio
         Consolidated                                       8.65%         4.00%
         Bonita Springs Bank                               11.40%         4.00%
         Orlando Bank                                       6.72%         4.00%
         Daytona Beach Bank                                10.99%         4.00%

         6. OTHER EVENTS. On December 18, 2000, the Holding Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Peninsula Bancorp, Inc., pursuant to which Peninsula agreed to merge with and into the Holding Company. Peninsula is the parent company of Peninsula Bank of Central Florida ("Peninsula Bank"), a state bank with three offices in Volusia County, Florida. The merger was consummated on April 30, 2001. Under the terms of the Merger Agreement, each share of Peninsula common stock was converted into 0.625 shares of the common stock of the Holding Company. The Holding Company issued 623,940 shares of common stock in connection with this transaction. The Holding Company accounted for this transaction using the purchase method of accounting. Peninsula Bank's name was subsequently changed to Southern Community Bank, Atlantic.

The results for the three months ended March 31, 2002 include the results of Peninsula. The excess purchase price over fair market value of the net assets acquired of $1.0 million was allocated to goodwill which was being amortized over twenty years. However, the Company adopted FASB 142, GOODWILL AND OTHER INTANGIBLE ASSETS on January 1, 2002. Under this standard, goodwill amortization ceased and the asset will be evaluated periodically for impairment. The unaudited proforma results below assume the acquisition at the beginning of 2001 (dollars in thousands, except per share amounts):

                                              THREE
                                           MONTHS ENDED
                                              MARCH 31,
                                               2001
                                           ------------

      Interest income                         $5,815
                                              ======

      Net interest income                     $2,578
                                              ======

      Net earnings                            $  271
                                              ======

      Earnings per share:
          Basic                               $  .06
                                              ======
          Diluted                             $  .06
                                              ======

         In management's opinion, the unaudited proforma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the year ended December 31, 2001 or of future operations of the combined entities under the ownership and management of the Company.

         7. NEW BANK CHARTER. The Company has applied for a new bank charter for Southern Community Bank of South Florida which is expected to be located in Boca Raton, Florida.

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

         Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2002 and 2001 and for the three-month periods then ended, presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

         Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Southern Community Bancorp
Orlando, Florida:

         We have reviewed the accompanying condensed consolidated balance sheets of Southern Community Bancorp and Subsidiaries (the "Company") as of March 31, 2002 and 2001, and the related condensed consolidated statements of earnings and cash flows for the three-month periods then ended, and the related condensed consolidated statement of stockholders' equity for the three-month period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

         We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

HACKER, JOHNSON & SMITH PA
Orlando, Florida
April 12, 2002

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 AND 2001

         Southern had net earnings for the first quarter of 2002 of 267,000, compared to earnings of $306,000 for the comparable period in 2001. Earnings before income taxes in the first quarter of 2002 were $424,000 compared to $489,000 for the first quarter of 2001.

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

         Interest income for the first quarter of 2002 was $7.3 million, compared to $4.8 million for the first quarter of 2001. The growth in interest income reflects the growth in Southern's assets, which grew from $266.3 million at March 31, 2001 to $507.3 million at March 31, 2002. During the same period, net loans grew from $178.7 million to $377.9 million. The increase in assets and loans is primarily attributable to the expansion of Southern's business in the Orlando and Bonita Springs markets, the acquisition of Peninsula Bancorp, Inc. in the second quarter of 2001 and the expansion into the Palm Beach market area during 2002.

         Interest expense was $2.7 million for the first quarter of 2001 compared with $3.4 million for the first quarter of 2002. The increase in interest expense is primarily due to the higher level of deposits which were used to support the growth in loans.

         Southern's net interest margin decreased from approximately 3.9% for the first quarter of 2001 to approximately 3.5% for the first quarter of 2002. The adverse change in the net interest margin reflects the impact of the decrease in interest rates in the economy, which reduced the yield on the Company's loans and investment securities more rapidly than the yields paid by Southern on its deposits and other interest bearing liabilities. The net interest margin was also adversely affected by Southern's relatively high level of liquid assets, such as federal funds sold. Southern's goal is to utilize these liquid assets to fund loan growth during the balance of this year.

         NONINTEREST INCOME. Noninterest income in the first quarter of 2002 totaled $476,000, compared with $570,000 in 2001. Customer service charges totaled $120,000 in 2002, up from $73,000 in 2001, due to an increase in the average number of deposit accounts. Other service charges and fees totaled $276,000 in 2002, up from $62,000 in 2001. This increase was primarily caused by an increase in insurance referral fees as well as overall growth of Southern. Gain on sale of securities available for sale totaled $33,000 in 2002, compared to $396,000 in 2001.

         PROVISION FOR LOAN LOSSES. The provision for loan losses totaled $405,000 in the first quarter of 2002 compared to $484,000 in 2001. The allowance for loan losses at March 31, 2002 was $4.8 million. Management believes the allowance is adequate.

         NONINTEREST EXPENSES. Noninterest expenses for the first quarter of 2002 totaled $3.5 million, up 105.9% from $1.7 million in 2001. Noninterest expenses included the following:

         o Salaries and employee benefits represented 51.5% of total non-interest expenses in 2002. Salaries and employee benefits increased 107.4% to $1.8 million in 2002 from $878,000 in 2001. The increase was primarily due to additional employees resulting from the addition of the branches of the Daytona Beach Bank, two branches of the Orlando Bank and a branch of the Bonita Springs Bank all of which were not present in 2001, together with salary increases and higher benefit costs.

         o Occupancy and equipment expense in 2002 totaled $733,000, up 125.5% from $325,000 in 2001. This increase was primarily due to the addition of the branches of the Daytona Beach Bank, two branches of the Orlando Bank and a branch of the Bonita Springs Bank, all of which were not present in 2001.

         o Other non-interest expenses for the first quarter of 2002 totaled $980,000, up 91.0% from $513,000 in 2001. This increase resulted from the acquisition of the Daytona Beach Bank, opening of additional branches as well as organizational expense associated with Southern Community Bank of South Florida which, subject to regulatory approval, is expected to open in the second quarter of 2002. Other non-interest expenses included data processing, printing and office supplies, marketing and advertising, professional fees and other expenses.

         INCOME TAX PROVISION. The income tax provision totaled $157,000 in 2002 (effective rate of 37.0%) compared with $183,000 in 2001 (effective rate of 37.4%).

CAPITAL EXPENDITURES

         Southern makes capital expenditures in order to improve its ability to provide quality services to its customers. Capital expenditures for the three months ended March 31, 2002 equaled $1.4 million compared to $786,000 in 2001. Most of these expenses are related to purchase and construction of new branches.

ASSET QUALITY AND CREDIT RISK

         SECURITIES AVAILABLE FOR SALE. Southern maintains a high quality investment portfolio including securities of U.S. government entities and mortgage-backed securities. Southern believes that the securities have very little risk of default. At March 31, 2002, all of the securities held in Southern's investment portfolio were classified available for sale and were rated "A" or better (with a majority rated triple "A"). A rating of "A" or better means that the bonds are of "upper medium grade, with strong ability to repay, possibly with some susceptibility to adverse economic conditions or changing circumstances." Ratings are assigned by independent rating agencies and are subject to the accuracy of reported information concerning the issuers and the subjective judgment and analysis of the rating agencies. They are not a guarantee of collectibility.

         The following table sets forth information regarding the composition of the investment portfolio for March 31, 2002 and 2001:

                              INVESTMENT PORTFOLIO


                                                         MARCH 31,
                                                  -----------------------
                                                    2002           2001
                                                  -------         -------
                                                     (IN THOUSANDS)

      U.S. Government agencies securities         $39,510          11,110

      Mortgage-backed securities                       --           1,952
                                                  -------         -------
                                                  $39,510          13,062
                                                  =======         =======

         LOANS. Southern maintains a high quality portfolio of real estate, commercial and consumer loans. All loans over individual lending limits are reviewed and approved by Southern's loan committee, which ensures that loans comply with applicable credit standards. In most cases, Southern requires collateral from the borrowers. The type and amount of collateral varies, but may include residential or commercial real estate, deposits held by financial institutions, U.S. Treasury securities, other marketable securities and personal property. Southern monitors collateral values to ensure that they are maintained at proper levels.

         As of March 31, 2002, the majority of Southern's real estate loans were loans secured by real estate in central and south Florida. This level of concentration could present a potential credit risk to Southern because the ultimate collectibility of these loans is susceptible to adverse changes in real estate market conditions in these markets. Southern has sought to address this risk by limiting most loans to a maximum of 75% of the appraised value of the underlying real estate and maximum amortization schedules of 20 years with maturity dates not exceeding five years.

         The following table divides Southern's loan portfolio into five categories. Most of the loans are short-term and may be renewed or rolled over at maturity. At that time, Southern undertakes a complete review of the borrower's credit worthiness and the value of any collateral. If these items are satisfactory, Southern will generally renew the loan at prevailing interest rates.

                                 TYPES OF LOANS

                                                                             MARCH 31,
                                                                  ----------------------------
                                                                    2002               2001
                                                                  ---------          ---------
                                                                         (IN THOUSANDS)

Commercial                                                        $  94,198             33,384

Commercial real estate                                              138,080             49,283

Residential real estate                                              31,420             10,544

Construction                                                        109,480             78,246

Consumer and other                                                   11,883             10,829
                                                                  ---------          ---------

         Total loans                                                385,061            182,286
Less:
Allowance for loan losses                                            (4,834)            (2,279)

Net deferred loan fees and other discounts                           (2,283)            (1,313)
                                                                  ---------          ---------
         Loans, net                                               $ 377,944            178,694
                                                                  =========          =========

         COMMERCIAL LOANS. Southern makes commercial loans to businesses located in its target markets. The credit risk associated with business lending is influenced by general economic conditions, deterioration in a borrower's capital position resulting in increasing debt to equity ratios, deterioration in a borrower's cash position resulting in a liquidity problem, and decreasing revenues due to inefficient operations of the borrower. These loans are generally secured by corporate assets, marketable securities or other liquid financial instruments. These loans totaled approximately $94.2 million or 24.5% of total loans at March 31, 2002, compared with $33.4 million or 18.3% of total loans at March 31, 2001.

         REAL ESTATE LOANS. Southern's real estate loans totaled $279.0 million or 72.5% of total loans at March 31, 2002, and $138.1 million or 75.7% at March 31, 2001.

         Southern makes real estate loans secured by commercial real estate, including loans to acquire or refinance office buildings, warehouses and apartments. These loans generally require a loan to value of not more than 75%. Most of these loans have a maturity of five years or less. Almost all of these loans are secured by real property located in central and south Florida. These loans totaled $138.1 million, or 35.9% of total loans at March 31, 2002 compared with $49.3 million or 27.0% of total loans at March 31, 2001. Risks associated with commercial real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

         Residential real estate loans totaled $31.4 million, or 8.2% of total loans at March 31, 2002, compared with $10.5 million, or 5.8% at March 31, 2001. Residential real estate mortgage loans are predominately adjustable rate home mortgages which generally require a loan-to-collateral value of not more than 90% and equity credit lines which generally limit the loan-to-collateral value to not more than 90%. Most loans have a maximum term of five to seven years. Almost all of the residential real estate mortgage loans are secured by homes in central and south Florida. Risks associated with residential real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

         Construction loans totaled $109.5 million or 28.4% of total loans at March 31, 2002 compared to $78.2 million or 42.9% of total loans at March 31, 2001. Southern makes commercial and residential construction loans on property mainly in central and south Florida.

         CONSUMER AND OTHER LOANS. Southern offers consumer loans and personal and secured loans. The security for these loans ordinarily consists of automobiles, consumer goods, marketable securities, certificates of deposit and similar items. These loans totaled approximately $11.9 million, or 3.0% of total loans, on March 31, 2002, compared with $10.8 million, or 6.0% of total loans, on March 31, 2001. Risks associated with installment loans include loss of employment of borrowers, declines in the financial condition of borrowers resulting in delinquencies, and rapid depreciation of loan collateral.

         COMMITMENTS. Southern had legally binding commitments to extend credit, including unused lines of credit and letters of credit totaling $107.6 million at March 31, 2002.

NONPERFORMING ASSETS AND PAST DUE LOANS

         Nonperforming assets consist of nonaccrual loans and assets acquired in partial or total satisfaction of problem loans which are known as "foreclosed assets." Past due loans are loans that are delinquent 30 days or more which are still accruing interest.

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

         The following table presents Southern's non-performing assets and past due loans for 2002 and 2001.

                 NON-PERFORMING ASSETS AND 90 DAY PAST DUE LOANS

                                                       MARCH 31,
                                                 ---------------------
                                                  2002           2001
                                                 ------         ------
                                                (AMOUNTS IN THOUSANDS)

Nonaccrual loans                                 $3,315          2,481

Foreclosed assets                                   280             --
                                                 ------         ------

Total nonperforming assets                       $3,595          2,481
                                                 ======         ======

Accruing loans past due 90 days                  $  551            615
                                                 ======         ======


         Of the total loan portfolio of $385.1 million at March 31, 2002, $3.9 million or 1.0%, was non-performing or past due 90 days, or an increase of $770,000 from March 31, 2001. Non-performing loans at March 31, 2002 consisted of commercial and residential real estate loans. Total nonperforming assets and accruing loans past due 90 days totaled $4.1 million at March 31, 2002 compared to $3.1 million at March 31, 2001. The increase in non-performing loans reflects the growth in Southern's loan portfolio and the maturing of the loan portfolio.

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

          Management relied on these factors, as well as its assessment of the financial condition of specific clients facing financial difficulties, in deciding to increase the allowance for loan losses to $4.8 million at March 31, 2002, from $4.5 million at December 31, 2001 and $2.3 million at March 31, 2001.

FINANCIAL CONDITION

         Southern's goal is to maintain a high quality and liquid balance sheet. Southern seeks to achieve this objective through increases in collateralized loans, a strong portfolio of real estate loans and a stable portfolio of investment securities of high quality.

         SECURITIES AVAILABLE FOR SALE. On March 31, 2002, securities available for sale were $39.5 million or 8.5% of total earning assets. Southern's strategy for its investment account is to maintain a high quality portfolio. The investment portfolio, all of which has been classified as available for sale, increased 202.5% from $13.1 million in the first quarter of 2001.

         LOANS. Loans were $377.9 million as of March 31, 2002, compared to $178.7 million as of March 31, 2001. See "Asset Quality and Credit Risk -- Loans," above.

         INTEREST-BEARING LIABILITIES. Interest bearing liabilities primarily consisted of deposits and other borrowings. Total interest-bearing liabilities were $412.3 million at March 31, 2002, up from $212.7 million in 2001. Money market deposits increased $42.0 million or 222.2% to $60.9 million. There was an increase in savings and NOW deposits of $49.9 million or 61.4% compared to 2001. There was also a significant increase in time deposits of $105.8 million or 94.0% compared to 2001. The growth in Southern's deposits reflects Southern's marketing efforts to obtain additional deposits to fund loan growth during this period.

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

         Regular monitoring of assets and liabilities that are rate sensitive within 30 days, 90 days, 180 days and one year is an integral part of Southern's rate-sensitivity management process. It is Southern's policy to maintain a reasonable balance of rate-sensitive assets and liabilities on a cumulative one year basis, thus minimizing net interest income exposure to changes in interest rates. Southern's sensitivity position at March 31, 2002 was such that net interest income would increase modestly if there were an increase in short-term interest rates.

         Southern monitors the interest rate risk sensitivity with traditional gap measurements. The gap table has certain limitations in its ability to accurately portray interest sensitivity; however, it does provide a static reading of Southern's interest rate risk exposure.

         As of March 31, 2002, Southern was asset sensitive (interest sensitive assets subject to repricing exceeded interest sensitive liabilities subject to repricing) on a 365-day basis to the extent of $1.0 million. This positive gap at March 31, 2002 was 0.2% of total assets compared with a negative gap of 8.2% at March 31, 2001. Southern's target gap position is in the range of negative 20% and positive 20%.

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

         Southern's tier one capital was 9.27% and the total capital was 10.38% of risk-based assets at March 31, 2002. These risk-based capital ratios are well in excess of the minimum requirements of 4.0% for tier one and 8.0% for total risk-based capital ratios. Southern's leverage ratio (tier one capital to total average quarterly assets) of 8.65% at March 31, 2002, is also in excess of the minimum 4.0% requirement. Southern has committed to the Federal Reserve that it will maintain, on a consolidated basis, a ratio of total capital to risk base assets of at least 10% until January, 2004.

         Southern's ability to grow in the future will require Southern to increase its stockholder's equity. In December 2001, Southern commenced on a offering of 1,200,000 shares of its common stock at a price of $10.50 per share. The principal purpose of this offering is to capitalize Southern's proposed new Boca Raton bank. If the offering is successful, Southern's capital will increase by the amount of the offering.

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

PRIVATE SALES OF SECURITIES

         During the first quarter of 2002, Southern issued a total of 81,315 shares of common stock in transactions which were not registered under the Securities Act of 1933 in reliance upon the exemption provided under Section 4(2) of the Securities Act:

         o On February 26, 2002, Southern issued 7,834 shares to an executive of Southern under a restricted stock grant agreement. These shares were valued at $8.25 per share.

         o On February 26, 2002, Southern issued 15,393 shares pursuant to Southern's Employee Stock Purchase Plan. These shares were valued at $8.25 per share.

         o On February 26, 2002, Southern issued 14,000 shares pursuant to employment agreements entered into during 2001. These shares were valued at $8.475 per share.

         o On February 26, 2002 and March 7, 2002, a total of 9,519 shares were issued as compensation to directors for directors fees earned during 2001. These shares were valued at $8.25 per share.

         o On March 7, 2002, Southern issued 34,569 shares as its contribution to Southern's 401(k) Profit Sharing Plan. These shares were valued at $8.25 per share.

         Each of the foregoing transactions represented the fulfillment of commitments made by Southern in year 2001.

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

         If this offering is successful, Southern will receive proceeds in the minimum amount of $10,500,000 and the maximum amount of $12,600,000. Southern will utilize the first $10,500,000 of these proceeds as follows:

         - Southern will pay the costs of the offering, which are estimated at $50,000.

         - Southern will reimburse the organizers of its proposed Boca Raton bank for the organization costs of the new bank. These expenses are estimated at $450,000.

         - Southern will make a capital contribution of at least $10,000,000 to the proposed Boca Raton bank. The new bank will initially utilize these proceeds to purchase marketable securities. The new bank will liquidate these securities as necessary to make loans and to pay its start-up and operating expenses.

         Southern will utilize the balance of the proceeds, if any, to create a working capital reserve. Southern will utilize this reserve for the following purposes:

         - to pay operating expenses of its holding company, including salaries, and legal and accounting fees.

         - to make capital contributions to its banks when it determines that such capital is required either for regulatory or liquidity purposes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Southern held its annual meeting of shareholders on April 18, 2002.

         ELECTION OF DIRECTORS. The following persons were elected to serve three-year terms as directors at the annual meeting:

         George D. Anderson
         P.T. Fleuchaus
         Dennis E. Gilkey
         Jennings L. Hurt III
         John K. Ritenour

         At the annual meeting, 3,390,107 shares were voted in favor of each of the nominees listed above, with 10,000 shares voted against each nominee and 711 shares voted as abstentions.

         The following persons also continue to serve as directors:

         Charlie W. Brinkely, Jr.
         John G. Squires
         Thomas H. Dargan, Jr.
         Richard L. Garner
         Clark D. Jensen
         Sanford Miller
         Stanley H. Sandefur
         Joel E. Whittenhall

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

                                         SOUTHERN COMMUNITY BANCORP
                                                 (Registrant)

Date: May 14, 2002                      /s/  CHARLIE W. BRINKLEY, JR.
                                      -------------------------------------
                                           Charlie W. Brinkley, Jr.
                                      Chairman of the Board of Directors
                                          and Chief Executive Officer
                                         (Principal Executive Officer)

Date: May 14, 2002                          /s/  STEPHEN R. JEUCK
                                      -------------------------------------
                                               Stephen R. Jeuck
                                         Vice President and Secretary
                                        (Principal Accounting Officer)