Form 10QSB
period 2002-06-30
SOUTHERN COMMUNITY BANCORP
filed 2002-08-14
CIK 1110544

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 333-35548

SOUTHERN COMMUNITY BANCORP

(Exact Name of Small Business Issuer as Specified in its Charter

Florida	59-3619325

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

250 North Orange Avenue, Orlando, Florida 32801

(Address of Principal Executive Offices)

(407) 648-1844

(Issuer’s telephone number, including area code)

     Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X]      No [   ]

     As of July 19, 2002, the issuer had 6,693,064 outstanding shares of common stock, par value $1.00 per share.

SOUTHERN COMMUNITY BANCORP
FORM 10-QSB
June 30, 2002

INDEX

Page No.

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements	1

Condensed Consolidated Balance Sheets - June 30, 2002 and 2001 (unaudited) and December 31, 2001	2

Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended June 30, 2002 and 2001 Six Months Ended June 30, 2002 and 2001	3

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) - Three Months Ended June 30, 2002 and 2001 Six Months Ended June 30, 2002 and 2001	5

Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2002 and 2001	6

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) - Six Months Ended June 30, 2002	8

Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Review by Independent Certified Public Accountants	13

Report on Review by Independent Certified Public Accountants	14

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	15

PART II: OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	27

Item 5. Other Information	28

Item 6. Exhibits and Reports on Form 8-K	28

Signatures	29

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)
($ in thousands, except per share amounts)

	At June 30,

	2002	2001

Assets
Cash and due from banks	$11,604	13,476
Interest-bearing deposits and federal funds sold	60,832	47,485

Cash and cash equivalents	72,436	60,961
Securities available for sale	52,505	22,010
Loans, net of allowance for loan losses of $5,190 in 2002 and $3,466 in 2001	405,818	270,181
Accrued interest receivable	2,170	1,657
Federal Home Loan Bank stock, at cost	212	212
Premises and equipment, net	17,653	12,410
Deferred income tax asset	1,078	588
Bank owned life insurance	3,945	2,659
Goodwill, net	971	1,038
Foreclosed assets, net	207	88
Other assets	301	514

Total assets	$557,296	372,318

Liabilities and Stockholders’ Equity
Liabilities:
Non-interest-bearing demand deposits	$48,103	30,439
Savings, money-market and NOW deposits	197,417	145,796
Time deposits	246,910	147,467

Total deposits	492,430	323,702
Other borrowings	2,691	2,069
Official checks	3,406	2,637
Other liabilities	2,433	1,447

Total liabilities	500,960	329,855

Stockholders’ equity:
Common stock, $1.00 par value, 10,000,000 shares authorized, 6,693,064 and 2,691,868 shares issued and outstanding in 2002 and 2001	6,693	2,692
Additional paid-in capital	49,654	40,341
Accumulated deficit	(389)	(711)
Accumulated other comprehensive income	378	141

Total stockholders’ equity	56,336	42,463

Total liabilities and stockholders’ equity	$557,296	372,318

See Accompanying Notes to Condensed Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheet
($ in thousands, except per share amounts)

At
December 31,
2001

Assets
Cash and due from banks	$14,625
Federal funds sold	15,504

Cash and cash equivalents	30,129
Securities available for sale	41,472
Loans, net of allowance for loan losses of $4,457	352,161
Accrued interest receivable	2,083
Federal Home Loan Bank stock, at cost	212
Premises and equipment, net	16,229
Deferred income tax asset	1,236
Bank owned life insurance	3,445
Goodwill, net	971
Foreclosed assets, net	907
Other assets	282

Total assets	$449,127

Liabilities and Stockholders’ Equity
Liabilities:
Non-interest-bearing demand deposits	$37,397
Money-market deposits	37,379
Savings and NOW deposits	140,354
Time deposits	184,843

Total deposits	399,973
Other borrowings	1,658
Official checks	3,308
Other liabilities	1,840

Total liabilities	406,779

Stockholders’ equity:
Common stock, $1.00 par value, 10,000,000 shares authorized, 5,460,202 shares issued and outstanding	5,460
Additional paid-in capital	38,206
Accumulated deficit	(1,406)
Accumulated other comprehensive income	88

Total stockholders’ equity	42,348

Total liabilities and stockholders’ equity	$449,127

See Accompanying Notes to Condensed Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended
	June 30,

	2002	2001

Interest income:
Loans	$7,321	5,037
Securities available for sale	644	315
Other interest-earning assets	195	515

Total interest income	8,160	5,867

Interest expense:
Deposits	3,565	3,475
Other borrowings	8	11

Total interest expense	3,573	3,486

Net interest income	4,587	2,381
Provision for loan losses	441	661

Net interest income after provision for loan losses	4,146	1,720

Noninterest income:
Service charges on deposit accounts	116	95
Other service charges and fees	391	148
Earnings on bank owned life insurance	48	39
Gain on sale of securities available for sale	89	63

Total noninterest income	644	345

Noninterest expense:
Salaries and employee benefits	1,902	1,223
Occupancy expense	721	457
Data processing	247	181
Printing and office supplies	80	78
Marketing and advertising	107	51
Professional fees	118	85
Preopening expense	65	—
Other	369	300

Total noninterest expense	3,609	2,375

Earnings (loss) before income taxes	1,181	(310)
Income taxes (benefit)	431	(118)

Net earnings (loss)	$750	(192)

Basic earnings (loss) per share	$.13	(.04)

Weighted-average number of common shares outstanding for basic	5,580,263	4,464,320

Diluted earnings (loss) per share	$.13	(.04)

Weighted-average number of common shares outstanding for diluted	5,802,810	4,464,320

Dividends per share	$—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
($ in thousands, except per share amounts)

	Six Months Ended
	June 30,

	2002	2001

Interest income:
Loans	$14,014	9,069
Securities available for sale	1,107	627
Other interest-earning assets	331	1,015

Total interest income	15,452	10,711

Interest expense:
Deposits	6,955	6,200
Other borrowings	23	11

Total interest expense	6,978	6,211

Net interest income	8,474	4,500
Provision for loan losses	846	1,145

Net interest income after provision for loan losses	7,628	3,355

Noninterest income:
Service charges on deposit accounts	236	168
Other service charges and fees	667	210
Earnings on bank owned life insurance	95	78
Gain on sale of securities available for sale	122	459

Total noninterest income	1,120	915

Noninterest expense:
Salaries and employee benefits	3,723	2,101
Occupancy expense	1,454	782
Data processing	484	289
Printing and office supplies	168	140
Marketing and advertising	227	115
Professional fees	222	155
Preopening expense	131	—
Other	734	509

Total noninterest expense	7,143	4,091

Earnings before income taxes	1,605	179
Income taxes	588	65

Net earnings	$1,017	114

Basic earnings per share	$.18	.03

Weighted-average number of common shares outstanding for basic	5,533,846	3,986,680

Diluted earnings per share	$.18	.03

Weighted-average number of common shares outstanding for diluted	5,756,678	4,021,594

Dividends per share	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net earnings (loss)	$750	(192)	1,017	114
Net change in unrealized gain (loss) on securities available for sale, net of tax	580	(53)	290	(142)

Comprehensive income (loss)	$1,330	(245)	1,307	(28)

See Accompanying Notes to Condensed Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net earnings	$1,017	114
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	846	1,145
Depreciation and amortization	863	304
Gain on sale of securities available for sale	(122)	(459)
Provision for deferred income taxes	—	(129)
Net amortization of premiums and discounts on securities	(12)	6
Net amortization of deferred loan fees and costs	(468)	(72)
Common stock issued as compensation	143	11
Earnings on bank owned life insurance	(95)	(78)
Increase in accrued interest receivable	(87)	(233)
Increase in other assets	(19)	(279)
Increase in official checks	98	1,063
Increase in accrued other liabilities	593	328

Net cash provided by operating activities	2,757	1,721

Cash flows from investing activities:
Calls and repayments of securities available for sale	10,888	11,934
Purchases of securities available for sale	(44,586)	(23,239)
Proceeds from sale of securities available for sale	23,247	12,165
Net increase in loans	(53,522)	(77,868)
Purchases of premises and equipment	(2,287)	(2,170)
Net proceeds from sales of foreclosed assets	187	—
Purchase of bank owned life insurance	(405)	—
Net proceeds from sale of premises and equipment	—	1,215
Cash and cash equivalents acquired in connection with merger with Peninsula Bancorp, Inc.	—	12,127

Net cash used in investing activities	(66,478)	(65,836)

Cash flows from financing activities:
Net increase in deposits	92,457	91,317
Net increase in other borrowings	1,033	612
Proceeds from issuance of common stock, net	12,538	5,834

Net cash provided by financing activities	106,028	97,763

Net increase in cash and cash equivalents	42,307	33,648
Cash and cash equivalents at beginning of period	30,129	27,313

Cash and cash equivalents at end of period	$72,436	60,961

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
($ in thousands)

	Six Months Ended
	June 30,

	2002	2001

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,119	6,048

Income taxes	$490	—

Noncash financing and investing activities:
Change in accumulated other comprehensive income (loss), unrealized gain (loss) on securities available for sale, net of tax	$290	(142)

Transfer of loans to foreclosed assets	$207	88

Loans originated on sales of foreclosed assets	$720	—

Assets and liabilities acquired in connection with merger with Peninsula Bancorp, Inc. in 2001:
Securities available for sale		$3,890

Loans, net		$42,740

Premises and equipment		$2,054

Deposits		$50,160

Other borrowings		$1,457

Other assets, net of other liabilities		$54

Goodwill		$1,046

Common stock issued		$10,295

See Accompanying Notes to Condensed Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
Six Months Ended June 30, 2002
(In thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Accumulated	Comprehensive	Stockholders'
	Stock	Capital	Deficit	Income	Equity

Balance at December 31, 2001	$5,460	38,206	(1,406)	88	42,348
Net earnings (unaudited)	—	—	1,017	—	1,017
Net change in unrealized gain on securities available for sale, net of tax of $158 (unaudited)	—	—	—	290	290
Common stock issued as compensation (unaudited)	18	125	—	—	143
Sale of common stock in connection with 401(k) Profit Sharing Plan (unaudited)	35	250	—	—	285
Sale of common stock in connection with Employee Stock Purchase Plan (unaudited)	15	112	—	—	127
Sale of common stock (unaudited)	14	109	—	—	123
Sale of common stock in connection with private placement offering, less offering costs of $83 (unaudited)	1,151	10,852	—	—	12,003

Balance at June 30, 2002 (unaudited)	$6,693	49,654	(389)	378	56,336

See Accompanying Notes to Condensed Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

     1.     General. In the opinion of the management of Southern Community Bancorp and its subsidiaries (the “Company” or “Southern”), the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2002 and 2001, and the results of operations for the three- and six-month periods then ended and cash flows for the six-month periods ended June 30, 2002 and 2001. The results of operations and other data for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

     Southern Community Bancorp (the “Holding Company”) owns all of the outstanding common stock of Southern Community Bank (the “Orlando Bank”), Southern Community Bank of Southwest Florida (the “Bonita Springs Bank”) and Southern Community Bank, Atlantic (the “Daytona Beach Bank”). The banks are state chartered commercial banks and their deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) through the Bank Insurance Fund. The Daytona Beach Bank was acquired by the Company on April 30, 2001.

     The Orlando Bank owns 100% of the outstanding common stock of Southern Community Insurance Agency, Inc. (the “Insurance Agency”). The Insurance Agency refers customers of the Orlando Bank to certain insurance agencies for the purchase of insurance products. In January 2001, the Holding Company acquired a 50% equity interest in Southern Community Bank Mortgage LLC (the “Mortgage Company”). The Mortgage Company originates, processes and closes residential mortgage loans in central Florida.

     2.     Loan Impairment and Losses. The Company performs a quarterly loan loss analysis to identify impaired loans as defined by SFAS 114 and 118. The Company’s impaired loans were as follows (in thousands):

	At June 30,
			At December 31,
	2002	2001	2001

Gross loans with no related allowance	$—	—	—
Gross loans with related allowance	2,247	2,417	2,307
Less: Allowance on the loans	(225)	(121)	(186)

Net investment in impaired loans	$2,022	2,296	2,121

     The average net investment in collateral dependent impaired loans and interest income recognized and received on these loans were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Average net investment in impaired loans	$2,035	2,285	2,072	1,492

Interest income recognized on impaired loans	$—	2	—	45

Interest income received on impaired loans	$—	2	—	45

     An analysis of the change in the allowance for loan losses was as follows (in thousands):

	Three Months Ended
	June 30,

	2002	2001

Balance at beginning of period	$4,834	2,279
Provision charged to earnings	441	661
Allowance acquired upon merger	—	537
Net charge-offs	(85)	(11)

Balance at end of period	$5,190	3,466

	Six Months Ended
	June 30,

	2002	2001

Balance at beginning of period	$4,457	1,795
Provision charged to earnings	846	1,145
Allowance acquired upon merger	—	537
Net charge-offs	(113)	(11)

Balance at end of period	$5,190	3,466

     3.     Stock Dividend. The Company’s Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend, on August 6, 2001 to stockholders of record on October 19, 2001. All per share information has been restated for the three- and six-month periods ended June 30, 2001 to reflect this split.

     4.     Earnings Per Share. Earnings per share of common stock were computed on the basis of the weighted-average number of shares of common stock outstanding. Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. Such options were antidilutive for the three months ended June 30, 2001. The following table presents the calculations of earnings per share ($ in thousands, except per share amounts):

	Three Months Ended June 30, 2002

		Weighted-
		Average	Per Share
	Earnings	Shares	Amount

Basic earnings per share:
Net earnings available to common stockholders	$750	5,580,263	$.13

Effect of dilutive securities - Incremental shares from assumed exercise of options		222,547

Diluted earnings per share:
Net earnings available to common stockholders and assumed conversion	$750	5,802,810	$.13

	Six Months Ended June 30,

	2002			2001

		Weighted-			Weighted-
		Average	Per Share		Average	Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic earnings per share:
Net earnings available to common stockholders	$1,017	5,533,846	$.18	$114	3,986,680	$.03

Effect of dilutive securities -
Incremental shares from assumed exercise of options		222,832			34,914

Diluted earnings per share:
Net earnings available to common stockholders and assumed conversion	$1,017	5,756,678	$.18	$114	4,021,594	$.03

     5.     Regulatory Capital. The Holding Company, the Orlando Bank, the Bonita Springs Bank and the Daytona Beach Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2002 of the regulatory capital requirements and the actual capital on a percentage basis:

		Regulatory
	Actual	Requirement

Total capital to risk-weighted assets
Consolidated	13.03%	8.00%
Bonita Springs Bank	11.80%	8.00%
Orlando Bank	8.26%	8.00%
Daytona Beach Bank	12.82%	8.00%
Tier I capital to risk-weighted assets
Consolidated	11.91%	4.00%
Bonita Springs Bank	10.79%	4.00%
Orlando Bank	7.10%	4.00%
Daytona Beach Bank	11.78%	4.00%
Tier I capital to total assets — leverage ratio
Consolidated	10.38%	4.00%
Bonita Springs Bank	10.19%	4.00%
Orlando Bank	6.30%	4.00%
Daytona Beach Bank	10.63%	4.00%

     6.     Other Events. On December 18, 2000, the Holding Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Peninsula Bancorp, Inc., pursuant to which Peninsula agreed to merge with and into the Holding Company. Peninsula was the parent company of Peninsula Bank of Central Florida (“Peninsula Bank”), a state bank with three offices in Volusia County, Florida. The merger was consummated on April 30, 2001. Under the terms of the Merger Agreement, each share of Peninsula common stock was converted into 0.625 shares of the common stock of the Holding Company. The Holding Company issued 623,940 shares of common stock in connection with this transaction. The Holding Company accounted for this transaction using the purchase method of accounting. Peninsula Bank’s name was subsequently changed to Southern Community Bank, Atlantic.

     The results for the three and six months ended June 30, 2001 include the results of Peninsula from the effective date of the merger. The excess purchase price over fair market value of the net assets acquired of $1.0 million was allocated to goodwill which was being amortized over twenty years. However, the Company adopted FASB 142, Goodwill and Other Intangible Assets on January 1, 2002. Under this standard, goodwill amortization ceased and the asset will be evaluated periodically for impairment. The unaudited proforma results below assume the acquisition at the beginning of 2001 (dollars in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

Interest income	$6,189	$12,004

Net interest income	$2,504	$5,082

Net (loss) earnings	$(205)	$66

(Loss) earnings per share:
Basic	$(.05)	$.01

Diluted	$(.05)	$.01

     In management’s opinion, the unaudited proforma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the year ended December 31, 2001 or of future operations of the combined entities under the ownership and management of the Company.

     7.     New Bank Charter. The Company has applied for and received all required approvals from the regulating agencies to open Southern Community Bank of South Florida (the “South Florida Bank”) in Boca Raton, Florida. The Company plans to transfer the Boca Raton branch of the Orlando Bank into the new South Florida Bank in August 2002.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Review by Independent Certified Public Accountants

     Hacker, Johnson & Smith PA, the Company’s independent certified public accountants, have made a limited review of the financial data as of June 30, 2002 and 2001 and for the three-and six-month periods then ended, presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

     Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report on Review by Independent Certified Public Accountants

The Board of Directors
Southern Community Bancorp
Orlando, Florida:

     We have reviewed the accompanying condensed consolidated balance sheets of Southern Community Bancorp and Subsidiaries (the “Company”) as of June 30, 2002 and 2001, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three and six month periods then ended, the related condensed consolidated statement of stockholders’ equity for the six month period ended June 30, 2002 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

HACKER, JOHNSON & SMITH PA
Orlando, Florida
July 17, 2002

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This Form 10-QSB contains “forward looking statements” which represent Southern’s expectations and beliefs including, but not limited to, statements concerning Southern’s operations, performance, financial condition, growth or strategies. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward looking statements. The statements by their nature involve substantial risks and uncertainties, certain of which are beyond Southern’s control, and actual results may differ materially depending on a variety of important factors, including but not limited to the potential impact of changes in interest rates, competition, credit risks and collateral, changes in local or regional economic conditions, the ability of Southern to continue its growth strategy, dependence on management and key personnel, and regulatory supervision.

Recent Developments

     Public Offering. During the second quarter of 2002, Southern completed a public offering of shares of its common stock. Southern received gross proceeds of $12.1 million from the sale of 1,151,047 shares at a price of $10.50 per share. Southern utilized the proceeds of the offering as follows:

•	To make a capital contribution of $10.1 million to Southern’s new bank, Southern Community Bank of South Florida. This bank is based in Boca Raton, Florida.

•	To reimburse the organizers of the Boca Raton bank for approximately $308,000 of organizational expenses.

•	To pay approximately $83,000 of offering expenses.

•	To fund approximately $1.6 million of a $2.2 million working capital reserve which has been established by Southern for the purpose of making additional capital contributions to the Boca Raton bank, if necessary.

     Opening of Boca Raton Bank. On August 5, 2002, Southern opened Southern Community Bank of South Florida. This bank’s principal office is located in Boca Raton, Florida. Southern contributed $10.1 million in capital to the new bank upon its opening. Additionally, Southern’s Orlando bank transferred approximately $68 million of assets to the new bank, including $42 million in loans, $25 million in cash and cash equivalents, and various fixed assets and other assets, including the Orlando bank’s branch located in Boca Raton, Florida.

Results of Operations — Three Months Ended June 30, 2002 and 2001

     Southern had net earnings for the second quarter of 2002 of $750,000, compared to a net loss of $192,000 for the comparable period in 2001. Earnings before income taxes in the second quarter of 2002 were $1.2 million compared to a loss of $310,000 in the second quarter of 2001. The improvement in earnings was primarily due to a substantial increase in net interest income, which grew from $2.4 million in the second quarter of 2001 to $4.6 million in the second quarter of 2002. As discussed below, the increase in net interest income was principally a result of an improvement in Southern’s net interest margin and the growth in assets.

     Net Interest Income. Southern’s operating results depend primarily on Southern’s net interest income, which is a difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest- bearing liabilities and the relative amounts of interest-earning assets and interest-bearing liabilities. Southern’s interest rates spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, Southern’s net earnings are also affected by the level of non-performing loans and foreclosed assets, as well as the level of its non-interest income, and its non-interest expenses, such as salaries and employee benefits.

     Interest income for the second quarter of 2002 was $8.2 million, compared to $5.9 million for the second quarter of 2001. The growth in interest income primarily reflects the growth in Southern’s assets, which grew from $372.3 million at June 30, 2001 to $557.3 million at June 30, 2002, partially offset by a decrease in the average yield earned on interest-earning assets. During the same period, net loans grew from $270.2 million to $405.8 million. The increase in assets is primarily attributable to the growth of Southern’s business, in southeast Florida, where Southern opened a branch in the [fall] of 2001.

     Interest expense was $3.5 million for the second quarter of 2001 compared with $3.6 million for the second quarter of 2002. The increase in interest expense is primarily due to the higher level of deposits which were used to support the growth in loans. Most of the deposit growth was attributable to Southern’s new operations in southeast Florida. The increase in interest expense was partially offset by a decrease in the average cost of deposits.

     Southern’s net interest margin increased from approximately 3.1% for the second quarter of 2001 to approximately 3.6% for the second quarter of 2002. The positive change in the net interest margin is due in part to the repricing of a relatively high priced deposit product at the end of 2001. Southern had utilized this product in 2000 and 2001 to attract deposits to support growth and liquidity. Due to the sharp decline in market interest rates in the first half of 2001, this product adversely impacted Southern’s net interest margin during 2001. Southern’s net interest margin improved after December 31, 2001, when the product was repriced to market rates. The net interest margin was also positively impacted by the decrease in interest rates in the economy, which reduced the yields paid by Southern on its other deposits and interest bearing liabilities more rapidly than the yield earned on the Company’s loans and investment securities.

     Noninterest Income. Noninterest income in the second quarter of 2002 totaled $644,000, compared with $345,000 in 2001. Customer service charges totaled $116,000 in 2002, up from $95,000 in 2001, due to an increase in the average number of deposit accounts. Other service charges and fees totaled $391,000 in 2002, up from $148,000 in 2001. This increase was primarily caused by an increase in insurance referral fees, as well as overall growth of Southern. Gains on the sale of securities available for sale totaled $89,000 in 2002, compared to $63,000 in 2001.

     Provision for Loan Losses. The provision for loan losses totaled $441,000 in the second quarter of 2002 compared to $661,000 in 2001. The allowance for loan losses at June 30, 2002 was $5.2 million. See “Allowance and Provision for Loan Losses” below.

     Noninterest Expenses. Noninterest expenses for the second quarter of 2002 totaled $3.6 million, up 52.0% from $2.4 million in 2001. Noninterest expenses included the following:

•	Salaries and employee benefits represented 52.7% of total non-interest expenses in 2002. Salaries and employee benefits increased 55.5% to $1.9 million in 2002 from $1.2 million in 2001. The increase was primarily due to the addition of employees in connection with the acquisition of the Daytona Beach bank, and the opening of new branches by the Orlando bank and the Bonita Springs bank, together with salary increases and higher benefit costs.

•	Occupancy and equipment expense in 2002 totaled $721,000, up 57.8% from $457,000 in 2001. This increase was primarily due to the acquisition of the Daytona Beach bank and the opening of new branches by the Orlando bank and the Bonita Springs bank.

•	Other non-interest expenses for the second quarter of 2002 totaled $986,000, up 41.9% from $695,000 in 2001. Other non-interest expenses included data processing, printing and office supplies, marketing and advertising, professional fees, preopening expenses and other expenses. The increase resulted from the acquisition of the Daytona Beach bank, the opening of additional branches as well as organizational expense associated with the new Boca Raton bank, which opened on August 5, 2002.

     Income Tax Provision. The income tax provision totaled $431,000 in 2002 (effective rate of 36.5%) compared to a tax benefit of $118,000 in 2001 (effective rate of 38.1%).

Results of Operations — Six Months Ended June 30, 2002 and 2001

     Southern had net earnings for the first half of 2002 of $1.0 million, compared to net earnings of $114,000 for the comparable period in 2001. Earnings before income taxes in the first half of 2002 were $1.6 million compared to $179,000 in the first half of 2001. The improvement in earnings was primarily due to a substantial increase in net interest income, which grew from $10.7 million in the first half of 2001 to $15.5 million in the first half of 2002. As discussed below, the increase in net interest income was principally a result of an improvement in Southern’s net interest margin and the growth in assets.

     Net Interest Income. Southern’s operating results depend primarily on Southern’s net interest income, which is a difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest- bearing liabilities and the relative amounts of interest-earning assets and interest-bearing liabilities. Southern’s interest rates spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, Southern’s net earnings are also affected by the level of non-performing loans and foreclosed real estate, as well as the level of its non-interest income, and its non-interest expenses, such as salaries and employee benefits.

     Interest income for the first half of 2002 was $15.5 million, compared to $10.7 million for the first half of 2001. The growth in interest income primarily reflects the growth in Southern’s assets, which grew from $372.3 million at June 30, 2001 to $557.3 million at June 30, 2002, partially offset by a decrease in the average yield earned on interest-earning assets. During the same period, net loans grew from $270.2 million to $405.8 million. The increase in assets is primarily attributable to the growth of Southern’s business in southeast Florida.

     Interest expense was $7.0 million for the first half of 2002 compared with $6.2 million for the first half of 2001. The increase in interest expense is primarily due to the higher level of deposits which were used to support the growth in loans. Most of the deposit growth was attributable to Southern’s new operations in southeast Florida. The increase in interest expense was partially offset by a decrease in the average cost of deposits.

     Southern’s net interest margin increased from approximately 3.5% for the first half of 2001 to approximately 3.6% for the first half of 2002. The positive change in the net interest margin is due in part to the repricing of a relatively high priced deposit product at the end of December 2001. Southern had utilized this product in 2000 and 2001 to attract deposits to support growth and liquidity. Due to the sharp decline in market interest rates in the first half of 2001, this product adversely impacted Southern’s net interest margin during 2001. Southern’s net interest margin improved after December 31, 2001, when the product was repriced to market rates. The net interest margin was also positively impacted by the decrease in interest rates in the economy, which reduced the yields paid by Southern on its other deposits and interest bearing liabilities more rapidly than the yields earned on the Company’s loans and investment securities.

     Noninterest Income. Noninterest income in the first half of 2002 totaled $1.1 million, compared with $915,000 in 2001. Customer service charges totaled $236,000 in 2002, up from $168,000 in 2001, due to an increase in the average number of deposit accounts. Other service charges and fees totaled $667,000 in 2002, up from $210,000 in 2001. This increase was primarily caused by an increase in insurance referral fees, as well as overall growth of Southern. Gains on the sale of securities available for sale totaled $122,000 in 2002, compared to $459,000 in 2001.

     Provision for Loan Losses. The provision for loan losses totaled $846,000 in the first half of 2002 compared to $1.1 million in 2001. The allowance for loan losses at June 30, 2002 was $5.2 million. See “Allowance and Provision for Loan Losses” below.

     Noninterest Expenses. Noninterest expenses for the first half of 2002 totaled $7.1 million, up 74.6% from $4.1 million in 2001. Noninterest expenses included the following:

•	Salaries and employee benefits represented 52.1% of total non-interest expenses in 2002. Salaries and employee benefits increased 77.2% to $3.7 million in 2002 from $2.1 million in 2001. The increase was primarily due to the addition of employees in connection with the acquisition of the Daytona Beach bank and the opening of new branches by the Orlando bank and the Bonita Springs bank, together with salary increases and higher benefit costs.

•	Occupancy and equipment expense in 2002 totaled $1.5 million, up 85.9% from $782,000 in 2001. This increase was primarily due to the acquisition of the Daytona Beach bank and the opening of new branches by the Orlando bank and the Bonita Springs bank.

•	Other non-interest expenses for the first half of 2002 totaled $2.0 million, up 62.7% from $1.2 million in 2001. Other non-interest expenses included data processing, printing and office supplies, marketing and advertising, professional fees, preopening expenses and other expenses. The increase resulted from the acquisition of the Daytona Beach bank, the opening of additional branches as well as organizational expense associated with the new Boca Raton bank.

     Income Tax Provision. The income tax provision totaled $588,000 in 2002 (effective rate of 36.6%) compared with $65,000 in 2001 (effective rate of 36.3%).

Capital Expenditures

     Southern makes capital expenditures in order to improve its ability to provide quality services to its customers. Capital expenditures for the six months ended June 30, 2002 equaled $2.3 million compared to $2.2 million in 2001. Most of these expenses are related to purchase and construction of new branches.

Asset Quality and Credit Risk

     Securities Available for Sale. Southern maintains a high quality investment portfolio including securities of U.S. government entities, mortgage-backed securities and municipal bonds. Southern believes that the securities have very little risk of default. At June 30, 2002, all of the securities held in Southern’s investment portfolio were classified available for sale and were rated “A” or better (with a majority rated triple “A”). A rating of “A” or better means that the bonds are of “upper medium grade, with strong ability to repay, possibly with some susceptibility to adverse economic conditions or changing circumstances.” Ratings are assigned by independent rating agencies and are subject to the accuracy of reported information concerning the issuers and the subjective judgment and analysis of the rating agencies. They are not a guarantee of collectibility.

     The following table sets forth information regarding the composition of the investment portfolio for June 30, 2002 and 2001:

Investment Portfolio

	June 30,

	2002	2001

	(in thousands)
U.S. Government agencies securities	$31,120	20,153
Mortgage-backed securities	21,132	1,857
Municipal bonds	253	—

	$52,505	22,010

     Loans. Southern maintains a high quality portfolio of real estate, commercial and consumer loans. All loans over individual lending limits are reviewed and approved by Southern’s loan committee, which ensures that loans comply with applicable credit standards. In most cases, Southern requires collateral from the borrowers. The type and amount of collateral varies, but may include residential or commercial real estate, deposits held by financial institutions, U.S. Treasury securities, other marketable securities and personal property. Southern monitors collateral values to ensure that they are maintained at proper levels.

     As of June 30, 2002, the majority of Southern’s real estate loans were loans secured by real estate in central and south Florida. This level of concentration could present a potential credit risk to Southern because the ultimate collectibility of these loans is susceptible to adverse changes in real estate market conditions in these markets. Southern has sought to address this risk by limiting most loans to a maximum of 75% of the appraised value of the underlying real estate and maximum amortization schedules of 20 years with maturity dates not exceeding five years.

     The following table divides Southern’s loan portfolio into five categories. Most of the loans are short-term and may be renewed or rolled over at maturity. At that time, Southern undertakes a complete review of the borrower’s credit worthiness and the value of any collateral. If these items are satisfactory, Southern will generally renew the loan at prevailing interest rates.

Types of Loans

	June 30,

	2002	2001

	(in thousands)
Commercial	$98,735	56,474
Commercial real estate	168,282	69,446
Residential real estate	39,125	16,106
Construction	95,265	114,194
Consumer and other	11,859	19,137

Total loans	413,266	275,357
Less:
Allowance for loan losses	(5,190)	(3,466)
Net deferred loan fees and other discounts	(2,258)	(1,710)

Loans, net	$405,818	270,181

     Commercial Loans. Southern makes commercial loans to businesses located in its target markets. The credit risk associated with business lending is influenced by general economic conditions, deterioration in a borrower’s capital position resulting in increasing debt to equity ratios, deterioration in a borrower’s cash position resulting in a liquidity problem, and decreasing revenues due to inefficient operations of the borrower. These loans are generally secured by corporate assets, marketable securities or other liquid financial instruments. These loans totaled approximately $98.7 million or 23.9% of total loans at June 30, 2002, compared with $56.5 million or 20.5% of total loans at June 30, 2001. The growth in commercial loans was primarily due to new loans originated in southeast Florida.

     Real Estate Loans. Southern’s real estate loans totaled $302.7 million or 73.2% of total loans at June 30, 2002, and $199.7 million or 72.5% at June 30, 2001.

     Southern makes real estate loans secured by commercial real estate, including loans to acquire or refinance office buildings, warehouses and apartments. These loans generally require a loan to value of not more than 75%. Most of these loans have a maturity of five years or less. Almost all of these loans are secured by real property located in central and south Florida. These loans totaled $168.3 million, or 40.7% of total loans at June 30, 2002 compared with $69.4 million or 25.2% of total loans at June 30, 2001. The growth in commercial real estate loans was primarily due to new loans originated in southeast Florida. Risks associated with commercial real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

     Residential real estate loans totaled $39.1 million, or 9.4% of total loans at June 30, 2002, compared with $16.1 million, or 5.8% at June 30, 2001. Residential real estate mortgage loans are predominately adjustable rate home mortgages which generally require a loan-to-collateral value of not more than 90% and equity credit lines which generally limit the loan-to-collateral value to not more than 90%. Most loans have a maximum term of five to seven years. Almost all of the residential real estate mortgage loans are secured by homes in central and south Florida. Risks associated with residential real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

     Construction loans totaled $95.3 million or 23.1% of total loans at June 30, 2002 compared to $114.2 million or 41.5% of total loans at June 30, 2001. The decline in construction loans was due in part to the reclassification of certain construction loans to commercial real estate loans, and the refocusing of marketing efforts. Southern primarily makes construction loans on property located in central and south Florida.

     Consumer and Other Loans. Southern offers consumer loans and personal and secured loans. The security for these loans ordinarily consists of automobiles, consumer goods, marketable securities, certificates of deposit and similar items. These loans totaled approximately $11.9 million, or 2.9% of total loans, on June 30, 2002, compared with $19.1 million, or 7.0% of total loans, on June 30, 2001. Risks associated with installment loans include loss of employment of borrowers, declines in the financial condition of borrowers resulting in delinquencies, and rapid depreciation of loan collateral.

     Commitments. Southern had legally binding commitments to extend credit, including unused lines of credit and letters of credit, totaling $116.0 million at June 30, 2002.

Nonperforming Assets and Past Due Loans

     Nonperforming assets consist of nonaccrual loans and assets acquired in partial or total satisfaction of problem loans which are known as “foreclosed assets.” Past due loans are loans that are delinquent 30 days or more which are still accruing interest.

     Southern’s credit review and approval process is critical to Southern’s ability to minimize non-performing assets on a long term basis. In addition to the negative impact on interest income, non-performing assets also increase operating costs due to the expense of collection efforts. It is Southern’s policy to place all loans which are past due 90 days or more on non-accrual status, subject to exceptions made on a case by case basis.

     The following table presents Southern’s non-performing assets and past due loans for 2002 and 2001.

Non-Performing Assets and 90 Day Past Due Loans

	June 30,

	2002	2001

	(amounts in thousands)
Nonaccrual loans	$2,868	3,079
Foreclosed assets	207	88

Total nonperforming assets	$3,075	3,167

Accruing loans past due 90 days	$1,446	1,231

     Southern’s non-performing loans and loans past due 90 days were $4.3 million at June 30, 2002, or 1.0% of total loans of $413.3 million. Non-performing loans at June 30, 2002 consisted of commercial and residential real estate loans. Southern believes that its non-performing loans are well secured and are unlikely to result in any material losses. Total non-performing assets and accruing loans past due 90 days totaled $4.5 million at June 30, 2002 compared to $4.4 million at June 30, 2001.

Allowance and Provision for Loan Losses

     Southern evaluates the adequacy of its allowance for loan losses as part of its ongoing credit review and approval process. The review process is intended to identify, as early as possible, customers who may be facing financial difficulties. Once identified, the extent of the client’s financial difficulty is carefully monitored by Southern’s loan review officer, who recommends to the directors loan committee the portion of any credit that needs a specific reserve allocation or should be charged off. Other factors considered by the loan committee in evaluating the adequacy of the allowance include overall loan volume, historical net loan loss experience, the level and composition of non-accrual and past due loans, local economic conditions, and value of any collateral. From time to time, specific amounts of the reserve are designated for certain loans in connection with the loan committee’s review officer’s analysis of the adequacy of the allowance for loan losses.

     While the largest portion of this allowance is typically intended to cover specific loan losses, it is considered a general reserve which is available for all credit-related purposes. The allowance is not a precise amount, but is derived based upon the above factors and represents management’s best estimate of the amount necessary to adequately cover probable losses from current credit exposures. The provision for loan losses is a charge against current earnings and is determined by management as the amount needed to maintain an adequate allowance.

     Management relied on these factors, as well as its assessment of the financial condition of specific clients facing financial difficulties, in deciding to increase the allowance for loan losses to $5.2 million at June 30, 2002, from $4.5 million at December 31, 2001 and $3.5 million at June 30, 2001.

     As discussed above, Southern opened its new Boca Raton bank on August 5, 2002. Southern anticipates that it will establish an allowance for loan losses for this bank of approximately $500,000 with respect to the loans which are being transferred to the Boca Raton bank by the Orlando bank.

Financial Condition

     Southern’s goal is to maintain a high quality and liquid balance sheet. Southern seeks to achieve this objective through increases in collateralized loans, a strong portfolio of real estate loans and a stable portfolio of investment securities of high quality.

     Cash and Cash Equivalents. Southern had cash and cash equivalents of $72.4 million at June 30, 2002, compared to $61.0 million at June 30, 2001. Southern’s relatively high level of cash and cash equivalents reflects the success of its efforts to obtain deposits in southeast Florida for its new Boca Raton bank. Southern transferred approximately $31 million in cash and cash equivalents to the new Boca Raton bank in August 2002.

     Securities Available for Sale. On June 30, 2002, securities available for sale were $52.5 million or 10.1% of total earning assets. Southern’s strategy for its investment account is to maintain a high quality portfolio. The investment portfolio, all of which has been classified as available for sale, increased 138.6% from $22.0 million in the second quarter of 2001.

     Loans. Loans were $405.8 million as of June 30, 2002, compared to $270.2 million as of June 30, 2001. See “Asset Quality and Credit Risk — Loans,” above.

     Interest-Bearing Liabilities. Interest bearing liabilities primarily consisted of deposits and other borrowings. Total interest-bearing liabilities were $447.0 million at June 30, 2002, up from $295.3 million in 2001. There was an increase in savings, money-market and NOW deposits of $51.6 million or 35.4% compared to 2001. There was also a significant increase in time deposits of $99.4 million or 67.4% compared to 2001. The growth in Southern’s deposits reflects Southern’s marketing efforts to obtain deposits in southeast Florida for its new South Florida Bank. Southern believes that attracting deposits is an important step in establishing this bank and its target market.

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

     Regular monitoring of assets and liabilities that are rate sensitive within 30 days, 90 days, 180 days and one year is an integral part of Southern’s rate-sensitivity management process. It is Southern’s policy to maintain a reasonable balance of rate-sensitive assets and liabilities on a cumulative one year basis, thus minimizing net interest income exposure to changes in interest rates. Southern’s sensitivity position at June 30, 2002 was such that net interest income would increase modestly if there were an increase in short-term interest rates.

     Southern monitors the interest rate risk sensitivity with traditional gap measurements. The gap table has certain limitations in its ability to accurately portray interest sensitivity; however, it does provide a static reading of Southern’s interest rate risk exposure.

     As of June 30, 2002, Southern was liability sensitive (interest-sensitive liabilities subject to repricing exceeded interest-sensitive assets subject to repricing) on a 365-day basis to the extent of $3.7 million. This negative gap at June 30, 2002 was 0.7% of total assets compared with a negative gap of 11.8% at June 30, 2001. Southern’s target gap position is in the range of negative 20% and positive 20%. The significant improvement in Southern’s gap position reflects a shift in deposits, particularly certificates of deposit, to longer maturities, and Southern’s relatively high level of cash and cash equivalents.

     While the absolute level of gap is a measurement of interest rate risk, the quality of the assets and liabilities in the balance sheet must be analyzed in order to understand the degree of interest rate risk taken by Southern. Southern does not invest in any derivative products in order to manage or hedge its interest rate risk.

Capital

     One of Southern’s primary objectives is to maintain a strong capital position to merit the confidence of customers, bank regulators and stockholders. A strong capital position helps Southern withstand unforeseen adverse developments and take advantage of attractive lending and investment opportunities when they arise.

     Southern’s tier one capital was 11.91% and the total capital was 13.03% of risk-based assets at June 30, 2002. These risk-based capital ratios were well in excess of the minimum requirements of 4.0% for tier one and 8.0% for total risk-based capital ratios. Southern’s leverage ratio (tier one capital to total average quarterly assets) of 10.38% at June 30, 2002, was also in excess of the minimum 4.0% requirement. Southern has committed to the Federal Reserve that it will maintain, on a consolidated basis, a ratio of total capital to risk based assets of at least 10% until January 2004.

     Southern increased its capital during the second quarter of 2002 through the completion of its public offering. Southern received net proceeds of $12.1 million from the offering. See “Recent Developments” above.

     Southern currently anticipates that it will need to raise additional capital during the next 12 months in order to support its planned growth of its subsidiaries. Southern is currently considering several alternatives for raising additional capital, including the possible sale of Southern’s common stock or other securities issued by Southern. However, Southern has not yet developed any specific plans for obtaining such capital.

PART II
OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

Private Sales of Securities

     During the second quarter of 2002, Southern issued a total of 500 shares of common stock in a transaction which was not registered under the Securities Act of 1933 in reliance upon the exemption provided under Section 4(2) of the Securities Act:

•	In April 2002, Southern issued 500 shares of common stock to an officer at a price $8.25 per share. Southern issued these shares pursuant to a commitment made in the fall of 2001.

Public Offering

     During December 2001, Southern commenced a public offering of 1,200,000 shares of its common stock at a price of $10.50 per share. The shares were offered on behalf of Southern by its executive officers who did not receive any compensation for their efforts.

     Southern competed the offering in June 2002. Southern received gross proceeds of $12.1 million from the sale of 1,151,047 shares. Southern utilized the proceeds as follows:

•	To make a capital contribution of $10.1 million to Southern’s new Boca Raton bank. The new bank will initially utilize these proceeds to purchase marketable securities. The new bank will liquidate these securities as necessary to make loans and to pay its start-up and operating expenses.

•	To reimburse the organizers of the new Boca Raton bank for approximately $308,000 in organization costs.

•	To pay approximately $83,000 in costs for the offering.

•	To fund approximately $1.6 million of a $2.2 million working capital reserve which Southern has established for the purpose of making additional capital contributions to the new Boca Raton bank, if necessary.

Item 5. Other Information.

     At a meeting of Southern’s board of directors held on August 5, 2002, Southern elected the following persons to serve as directors for the terms set forth below:

Name of Director	Expiration of Term

Dennis G. Bedley	2005 (Class I)
Gregory K. Talbott	2003 (Class II)
Alfred J. Cinque	2004 (Class III)

Item 6. Exhibits.

     (a)  Exhibits.

Exhibit No.	Description

Not applicable.

     (b)  Reports on Form 8-K.

Not applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COMMUNITY BANCORP (Registrant)

Date: August 14, 2002
/s/ Charlie W. Brinkley, Jr.
Charlie W. Brinkley, Jr. Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2002
/s/ Stephen McGee
Stephen McGee Chief Financial Officer

Date: August 14, 2002
/s/ Stephen R. Jeuck
Stephen R. Jeuck Vice President (Principal Accounting Officer)

Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002

     The undersigned hereby certify that this report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents in all material respects the financial condition and results of operations of the Registrant as of and for the periods presented in this report.

Date: August 14, 2002
/s/ Charlie W. Brinkley, Jr.
Charlie W. Brinkley, Jr. Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2002
/s/ Stephen McGee
Stephen McGee Chief Financial Officer

Date: August 14, 2002
/s/ Stephen R. Jeuck
Stephen R. Jeuck Vice President (Principal Accounting Officer)