Form 10QSB
period 2002-09-30
SOUTHERN COMMUNITY BANCORP
filed 2002-11-14
CIK 1110544

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-49780

SOUTHERN COMMUNITY BANCORP

(Exact Name of Small Business Issuer as Specified in its Charter)

Florida	59-3619325

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

250 North Orange Avenue, Orlando, Florida 32801

(Address of Principal Executive Offices)

(407) 648-1844

(Issuer’s telephone number, including area code)

     Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes   ☒   No   ☐

     As of October 25, 2002, the issuer had 6,693,064 outstanding shares of common stock, par value $1.00 per share.

SOUTHERN COMMUNITY BANCORP
FORM 10-QSB
September 30, 2002

INDEX

		Page No.

PART I:	FINANCIAL INFORMATION	3

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets - September 30, 2002 and 2001 (Unaudited) and December 31, 2001	3

	Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended September 30, 2002 and 2001 Nine Months Ended September 30, 2002 and 2001	5

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) - Three Months Ended September 30, 2002 and 2001 Nine Months Ended September 30, 2002 and 2001	7

	Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2002 and 2001	8

	Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) - Nine Months Ended September 30, 2002	10

	Notes to Condensed Consolidated Financial Statements (Unaudited)	11

	Review by Independent Certified Public Accountants	15

	Report on Review by Independent Certified Public Accountants	16

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	17

Item 3.	Controls and Procedures	27

PART II:	OTHER INFORMATION	28

Item 5.	Other Information	28

Item 6.	Exhibits and Reports on Form 8-K	28

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)
($ in thousands, except per share amounts)

	At September 30,

	2002	2001

Assets
Cash and due from banks	$12,250	10,234
Interest-bearing deposits and federal funds sold	77,935	43,196

Cash and cash equivalents	90,185	53,430
Securities available for sale	63,623	29,919
Loans, net of allowance for loan losses of $6,095 in 2002 and $3,774 in 2001	439,188	300,401
Accrued interest receivable	2,624	1,846
Federal Home Loan Bank stock, at cost	212	212
Premises and equipment, net	18,309	13,476
Deferred income tax asset	900	425
Bank owned life insurance	4,002	3,410
Goodwill, net	971	1,025
Foreclosed assets, net	185	371
Other assets	690	632

Total assets	$620,889	405,147

Liabilities and Stockholders’ Equity
Liabilities:
Non-interest-bearing demand deposits	$53,611	33,977
Savings, money-market and NOW deposits	233,625	158,589
Time deposits	268,235	164,049

Total deposits	555,471	356,615
Other borrowings	1,912	1,382
Official checks	4,056	2,173
Other liabilities	2,328	1,713

Total liabilities	563,767	361,883

Stockholders’ equity:
Common stock, $1.00 par value, 10,000,000 shares authorized, 6,693,064 and 5,460,202 shares issued and outstanding in 2002 and 2001	6,693	5,460
Additional paid-in capital	49,654	38,206
Retained earnings (accumulated deficit)	66	(758)
Accumulated other comprehensive income	709	356

Total stockholders’ equity	57,122	43,264

Total liabilities and stockholders’ equity	$620,889	405,147

See Accompanying Notes to Condensed Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheet
($ in thousands, except per share amounts)

At
December 31,
2001

Assets
Cash and due from banks	$14,625
Federal funds sold	15,504

Cash and cash equivalents	30,129
Securities available for sale	41,472
Loans, net of allowance for loan losses of $4,457	352,161
Accrued interest receivable	2,083
Federal Home Loan Bank stock, at cost	212
Premises and equipment, net	16,229
Deferred income tax asset	1,236
Bank owned life insurance	3,445
Goodwill, net	971
Foreclosed assets, net	907
Other assets	282

Total assets	$449,127

Liabilities and Stockholders’ Equity
Liabilities:
Non-interest-bearing demand deposits	$37,397
Savings, money-market and NOW deposits	177,733
Time deposits	184,843

Total deposits	399,973
Other borrowings	1,658
Official checks	3,308
Other liabilities	1,840

Total liabilities	406,779

Stockholders’ equity:
Common stock, $1.00 par value, 10,000,000 shares authorized, 5,460,202 shares issued and outstanding	5,460
Additional paid-in capital	38,206
Accumulated deficit	(1,406)
Accumulated other comprehensive income	88

Total stockholders’ equity	42,348

Total liabilities and stockholders’ equity	$449,127

See Accompanying Notes to Condensed Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended
	September 30,

	2002	2001

Interest income:
Loans	$8,168	6,044
Securities available for sale	674	345
Other interest-earning assets	321	401

Total interest income	9,163	6,790

Interest expense:
Deposits	3,945	3,961
Other borrowings	7	15

Total interest expense	3,952	3,976

Net interest income	5,211	2,814
Provision for loan losses	1,106	409

Net interest income after provision for loan losses	4,105	2,405

Noninterest income:
Service charges on deposit accounts	135	95
Other service charges and fees	262	222
Earnings on bank owned life insurance	57	39
Loss on sale of securities available for sale	(2)	—

Total noninterest income	452	356

Noninterest expense:
Salaries and employee benefits	2,071	1,519
Occupancy expense	753	509
Data processing	255	202
Printing and office supplies	90	67
Marketing and advertising	108	67
Professional fees	150	119
Other	413	344

Total noninterest expense	3,840	2,827

Earnings (loss) before income taxes (benefit)	717	(66)
Income taxes (benefit)	262	(19)

Net earnings (loss)	$455	(47)

Basic earnings (loss) per share	$.07	(.01)

Weighted-average number of common shares outstanding for basic	6,693,064	5,383,372

Diluted earnings (loss) per share	$.07	(.01)

Weighted-average number of common shares outstanding for diluted	6,914,468	5,383,372

Dividends per share	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
($ in thousands, except per share amounts)

	Nine Months Ended
	September 30,

	2002	2001

Interest income:
Loans	$22,182	15,113
Securities available for sale	1,781	972
Other interest-earning assets	652	1,416

Total interest income	24,615	17,501

Interest expense:
Deposits	10,900	10,161
Other borrowings	30	26

Total interest expense	10,930	10,187

Net interest income	13,685	7,314
Provision for loan losses	1,952	1,554

Net interest income after provision for loan losses	11,733	5,760

Noninterest income:
Service charges on deposit accounts	371	263
Other service charges and fees	929	432
Earnings on bank owned life insurance	152	118
Gain on sale of securities available for sale	120	459

Total noninterest income	1,572	1,272

Noninterest expense:
Salaries and employee benefits	5,794	3,620
Occupancy expense	2,207	1,290
Data processing	739	491
Printing and office supplies	258	207
Marketing and advertising	335	182
Professional fees	372	274
Preopening expense	134	—
Other	1,144	855

Total noninterest expense	10,983	6,919

Earnings before income taxes	2,322	113
Income taxes	850	45

Net earnings	$1,472	68

Basic earnings per share	$.25	.02

Weighted-average number of common shares outstanding for basic	5,925,934	4,469,914

Diluted earnings per share	$.24	.02

Weighted-average number of common shares outstanding for diluted	6,148,290	4,513,382

Dividends per share	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net earnings (loss)	$455	(47)	1,472	68
Net change in unrealized gain on securities available for sale, net of tax	331	214	621	72

Comprehensive income	$786	167	2,093	140

See Accompanying Notes to Condensed Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net earnings	$1,472	68
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	1,952	1,554
Depreciation and amortization	947	523
Gain on sale of securities available for sale	(120)	(459)
Credit for deferred income taxes	—	(100)
Net amortization of premiums and discounts on securities	5	11
Net amortization of deferred loan fees and costs	(663)	(226)
Common stock issued as compensation	143	11
Earnings on bank owned life insurance	(152)	(118)
Increase in accrued interest receivable	(541)	(422)
Increase in other assets	(408)	(383)
Increase in official checks	748	600
Increase in other liabilities	488	594

Net cash provided by operating activities	3,871	1,653

Cash flows from investing activities:
Maturities, calls and repayments of securities available for sale	15,561	18,104
Purchases of securities available for sale	(59,887)	(36,983)
Proceeds from sale of securities available for sale	23,247	12,165
Net increase in loans	(87,803)	(108,626)
Purchases of premises and equipment	(3,027)	(3,455)
Net proceeds from sales of foreclosed assets	209	—
Purchase of bank owned life insurance	(405)	(705)
Net proceeds from sale of premises and equipment	—	1,215
Cash and cash equivalents acquired in connection with merger with Peninsula Bancorp, Inc.	—	12,127

Net cash used in investing activities	(112,105)	(106,158)

Cash flows from financing activities:
Net increase in deposits	155,498	124,230
Net increase (decrease) in other borrowings	254	(74)
Proceeds from issuance of common stock, net	12,538	6,466

Net cash provided by financing activities	168,290	130,622

Net increase in cash and cash equivalents	60,056	26,117
Cash and cash equivalents at beginning of period	30,129	27,313

Cash and cash equivalents at end of period	$90,185	53,430

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
(In thousands)

	Nine Months Ended
	September 30,

	2002	2001

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,017	9,942

Income taxes	1,098	—

Noncash financing and investing activities:
Change in accumulated other comprehensive income, unrealized gain on securities available for sale, net of tax	621	72

Transfer of loans to foreclosed assets	207	371

Loans originated on sales of foreclosed assets	720	—

Assets and liabilities acquired in connection with merger with Peninsula Bancorp, Inc. in 2001:
Securities available for sale	—	3,890

Loans, net	—	42,740

Premises and equipment	—	2,054

Deposits	—	50,160

Other borrowings	—	1,457

Other assets, net of other liabilities	—	54

Goodwill	—	1,046

Common stock issued	—	10,295

See Accompanying Notes to Condensed Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity
Nine Months Ended September 30, 2002
(In thousands)

			Retained
			Earnings	Accumulated Other
	Common	Additional Paid-in	(Accumulated	Comprehensive	Total Stockholders'
	Stock	Capital	Deficit)	Income	Equity

Balance at December 31, 2001	$5,460	38,206	(1,406)	88	42,348
Net earnings (unaudited)	—	—	1,472	—	1,472
Net change in unrealized gain on securities available for sale, net of tax of $336 (unaudited)	—	—	—	621	621
Common stock issued as compensation (unaudited)	18	125	—	—	143
Sale of common stock in connection with 401(k) Profit Sharing Plan (unaudited)	35	250	—	—	285
Sale of common stock in connection with Employee Stock Purchase Plan (unaudited)	15	112	—	—	127
Sale of common stock (unaudited)	14	109	—	—	123
Sale of common stock in connection with private placement offering, less offering costs of $83 (unaudited)	1,151	10,852	—	—	12,003

Balance at September 30, 2002 (unaudited)	$6,693	49,654	66	709	57,122

See Accompanying Notes to Condensed Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

     1.     General. In the opinion of the management of Southern Community Bancorp and its subsidiaries (the “Company” or “Southern”), the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2002 and 2001, and the results of operations for the three- and nine-month periods then ended and cash flows for the nine-month periods ended September 30, 2002 and 2001. The results of operations and other data for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

     Southern Community Bancorp (the “Holding Company”) owns all of the outstanding common stock of Southern Community Bank (the “Orlando Bank”), Southern Community Bank of Southwest Florida (the “Bonita Springs Bank”), Southern Community Bank, Atlantic (the “Daytona Beach Bank”) and Southern Community Bank of South Florida (the “South Florida Bank”). The banks are state chartered commercial banks and their deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) through the Bank Insurance Fund. The Daytona Beach Bank was acquired by the Company on April 30, 2001. The South Florida Bank commenced operations on August 5, 2002.

     The Orlando Bank owns all of the outstanding common stock of Southern Community Insurance Agency, Inc. (the “Insurance Agency”). The Insurance Agency refers customers of the Orlando Bank to certain insurance agencies for the purchase of insurance products. In January 2001, the Holding Company acquired a 50% equity interest in Southern Community Bank Mortgage LLC (the “Mortgage Company”). The Mortgage Company originates, processes and closes residential mortgage loans in central Florida.

     2.     Loan Impairment and Losses. The Company performs a quarterly loan loss analysis to identify impaired loans as defined by SFAS 114 and 118. The Company’s impaired loans were as follows (in thousands):

	At September 30,		At December 31,

	2002	2001	2001

Gross loans with no related allowance	$—	—	—
Gross loans with related allowance	900	2,332	2,307
Less: Allowance on the loans	(45)	(117)	(186)

Net investment in impaired loans	$855	2,215	2,121

     The average net investment in collateral dependent impaired loans and interest income recognized and received on these loans were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Average net investment in impaired loans	$1,439	2,270	1,861	1,747

Interest income recognized or impaired loans	$—	—	—	45

Interest income received on impaired loans	$—	—	—	45

     An analysis of the change in the allowance for loan losses was as follows (in thousands):

	Three Months Ended
	September 30,

	2002	2001

Balance at beginning of period	$5,190	3,466

Provision charged to earnings	1,106	409
Net charge-offs	(201)	(101)

Balance at end of period	$6,095	3,774

	Nine Months Ended
	September 30,

	2002	2001

Balance at beginning of period	$4,457	1,795
Provision charged to earnings	1,952	1,554
Allowance acquired upon merger	—	537
Net charge-offs	(314)	(112)

Balance at end of period	$6,095	3,774

     3.     Stock Dividend. The Company’s Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend, on August 6, 2001 to stockholders of record on October 19, 2001. All per share information has been restated for the three- and nine-month periods ended September 30, 2001 to reflect this split.

     4.     Earnings (Loss) Per Share . Earnings (loss) per share of common stock were computed on the basis of the weighted-average number of shares of common stock outstanding. Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. Such options were antidilutive for the three months ended September 30, 2001. The following table presents the calculations of earnings per share ($ in thousands, except per share amounts):

	Three Months Ended September 30,

	2000

		Weighted-Average
	Earnings	Shares	Per Share Amount

Basic earnings per share:
Net earnings available to common stockholders	$455	6,693,064	$.07

Effect of dilutive securities -
Incremental shares from assumed exercise of options		221,404

Diluted earnings per share:
Net earnings available to common stockholders and assumed conversion	$455	6,914,468	$.07

	Nine Months Ended September 30,

	2002			2001

		Weighted-Average			Weighted-Average
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount

Basic earnings per share:
Net earnings available to common stockholders	$1,472	5,925,934	$.25	$68	4,469,914	$.02

Effect of dilutive securities -
Incremental shares from assumed exercise of options		222,356			43,468

Diluted earnings per share:
Net earnings available to common stockholders and assumed conversion	$1,472	6,148,290	$.24	$68	4,513,382	$.02

     5.     Regulatory Capital. The Holding Company, the Orlando Bank, the Bonita Springs Bank, the Daytona Beach Bank and the South Florida Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2002 of the regulatory capital requirements and the actual capital on a percentage basis:

		Regulatory
	Actual	Requirement

Total capital to risk-weighted assets
Consolidated	11.73%	8.00%
Bonita Springs Bank	10.22%	8.00%
Orlando Bank	8.92%	8.00%
Daytona Beach Bank	11.67%	8.00%
South Florida Bank	18.39%	8.00%
Tier I capital to risk-weighted assets
Consolidated	10.40%	4.00%
Bonita Springs Bank	9.23%	4.00%
Orlando Bank	7.67%	4.00%
Daytona Beach Bank	10.66%	4.00%
South Florida Bank	17.32%	4.00%
Tier I capital to total assets — leverage ratio
Consolidated	9.45%	4.00%
Bonita Springs Bank	9.26%	4.00%
Orlando Bank	6.48%	4.00%
Daytona Beach Bank	10.49%	4.00%
South Florida Bank	17.77%	4.00%

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

     The results for the nine months ended September 30, 2001 include the results of Peninsula from the effective date of the merger. The excess purchase price over fair market value of the net assets acquired of $1.0 million was allocated to goodwill which was being amortized over twenty years. However, the Company adopted FASB 142, Goodwill and Other Intangible Assets on January 1, 2002. Under this standard, goodwill amortization ceased and the asset will be evaluated periodically for impairment. The unaudited proforma results below assume the acquisition at the beginning of 2001 (dollars in thousands, except per share amounts):

Nine Months Ended
September 30, 2001

Interest income	$18,794

Net interest income	$7,896

Net earnings	$20

Earnings per share:
Basic	$.01

Diluted	$.01

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

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Review by Independent Certified Public Accountants

     Hacker, Johnson & Smith PA, the Company’s independent certified public accountants, have made a limited review of the financial data as of September 30, 2002 and 2001 and for the three-and nine-month periods then ended, presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

     Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report on Review by Independent Certified Public Accountants

The Board of Directors
Southern Community Bancorp
Orlando, Florida:

     We have reviewed the accompanying condensed consolidated balance sheets of Southern Community Bancorp and Subsidiaries (the “Company”) as of September 30, 2002 and 2001, and the related condensed consolidated statements of operations and comprehensive income for the three and nine month periods then ended, the related condensed consolidated statement of stockholders’ equity for the nine month period ended September 30, 2002 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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
October 25, 2002

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

Recent Developments

     Opening of the South Florida Bank. On August 5, 2002, Southern Community Bank of South Florida commenced operations. This bank’s principal office is located in Boca Raton, Florida. Southern contributed $10.1 million in capital to the new bank upon its opening. Additionally, Southern’s Orlando bank transferred approximately $68 million of assets to the new bank, including $42 million in loans, $25 million in cash and cash equivalents, and various fixed assets and other assets, including the Orlando bank’s leasehold interest in its branch located in Boca Raton, Florida. The new bank also assumed deposits of the Orlando bank in an amount equal to the transferred assets.

Results of Operations — Three Months Ended September 30, 2002 and 2001

     Southern had net earnings for the third quarter of 2002 of $455,000, compared to a net loss of $47,000 for the comparable period in 2001. Earnings before income taxes in the third quarter of 2002 were $717,000 compared to a loss of $66,000 in the third quarter of 2001. The improvement in earnings was primarily due to a substantial increase in net interest income, which grew from $2.8 million in the third quarter of 2001 to $5.2 million in the third quarter of 2002. As discussed below, the increase in net interest income was principally a result of an improvement in Southern’s net interest margin and the growth in its assets.

     Net Interest Income. Southern’s operating results depend primarily on Southern’s net interest income, which is a difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest- bearing liabilities and the relative amounts of interest-earning assets and interest-bearing liabilities. Southern’s interest rates spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, Southern’s net earnings are also affected by the level of non-performing loans and foreclosed assets, as well as the level of its non-interest income, and its non-interest expenses, such as salaries and employee benefits and occupancy expense.

     Interest income for the third quarter of 2002 was $9.2 million, compared to $6.8 million for the third quarter of 2001. The growth in interest income primarily reflects the growth in Southern’s assets, which grew from $405.1 million at September 30, 2001 to $620.9 million at September 30, 2002. This growth was partially offset by a decrease in the average yield earned on interest-earning assets. During the same period, net loans grew from $300.4 million to $439.2 million. The increase in assets is primarily attributable to the growth of Southern’s business in southeast Florida, where Southern opened a branch in the fall of 2001 which was transferred to the newly organized South Florida Bank on August 5, 2002.

     Interest expense was $4.0 million for both third quarters of 2002 and 2001. This was due to a combination of higher level of deposits and a decrease in the average cost of deposits. Most of the deposit growth was attributable to Southern’s new operations in southeast Florida.

     Southern’s net interest margin increased from approximately 2.91% for the third quarter of 2001 to approximately 3.73% for the third quarter of 2002. The positive change in the net interest margin was due in part to the repricing of a relatively high priced deposit product at the end of 2001. Southern had utilized this product in 2000 and 2001 to attract deposits to support growth and liquidity. Due to the sharp decline in market interest rates in the first nine months of 2001, this product adversely impacted Southern’s net interest margin during 2001. Southern’s net interest margin improved after December 31, 2001, when the product was repriced to market rates. The net interest margin was also positively impacted by the decrease in interest rates in the economy, which reduced the yields paid by Southern on its other deposits and interest bearing liabilities more rapidly than the rates earned on the Company’s loans and investment securities.

     Noninterest Income. Noninterest income in the third quarter of 2002 totaled $452,000, compared with $356,000 in 2001. Customer service charges totaled $135,000 in 2002, up from $95,000 in 2001, due to an increase in the average number of deposit accounts. Other service charges and fees totaled $262,000 in 2002, up from $222,000 in 2001. This increase was primarily caused by an increase in insurance referral fees, as well as the overall growth of Southern.

     Provision for Loan Losses. The provision for loan losses totaled $1.1 million in the third quarter of 2002 compared to $409,000 in 2001. The allowance for loan losses at September 30, 2002 was $6.1 million. See “Allowance and Provision for Loan Losses” below.

     Noninterest Expenses. Noninterest expenses for the third quarter of 2002 totaled $3.8 million, up 36% from $2.8 million in 2001. Noninterest expenses included the following:

•	Salaries and employee benefits represented 54% of total non-interest expenses in 2002. Salaries and employee benefits increased 36% to $2.1 million in 2002 from $1.5 million in 2001. The increase was primarily due to the addition of employees in connection with the opening of new branches by the Orlando Bank and the Bonita Springs Bank and the commencement of operations of the South Florida Bank, together with salary increases and higher benefit costs.

•	Occupancy and equipment expense in 2002 totaled $753,000, up 48% from $509,000 in 2001. This increase was primarily due to the acquisition of the Daytona Beach Bank, the opening of new branches by the Orlando Bank and the Bonita Springs Bank and the commencement of operations of the South Florida Bank.

•	Other non-interest expenses for the third quarter of 2002 totaled $1.0 million, up 27% from $799,000 in 2001. Other non-interest expenses included data processing, printing and office supplies, marketing and advertising, professional fees and other expenses. The increase resulted from the opening of additional branches as well as the expenses of opening the new South Florida Bank.

     Income Tax Provision. The income tax provision totaled $262,000 in 2002 (effective rate of 36.5%) compared to a tax benefit of $19,000 in 2001 (effective rate of 28.8%).

Results of Operations – Nine Months Ended September 30, 2002 and 2001

     Southern had net earnings for the first nine months of 2002 of $1.5 million, compared to $68,000 for the comparable period in 2001. Earnings before income taxes in the first nine months of 2002 were $2.3 million compared to $113,000 in the first nine months of 2001. The improvement in earnings was primarily due to a substantial increase in net interest income, which grew from $7.3 million in the first nine months of 2001 to $13.7 million in the first nine months of 2002. As discussed below, the increase in net interest income was principally a result of an improvement in Southern’s net interest margin and the growth in its assets.

     Net Interest Income. Interest income for the first nine months of 2002 was $24.6 million, compared to $17.5 million for the first nine months of 2001. The growth in interest income primarily reflects the growth in Southern’s assets, which grew from $405.1 million at September 30, 2001 to $620.9 million at September 30, 2002. This growth was partially offset by a decrease in the average yield earned on interest-earning assets. During the same period, net loans grew from $300.4 million to $439.2 million. The increase in assets is primarily attributable to the growth of Southern’s business in southeast Florida.

     Interest expense was $10.9 million for the first nine months of 2002 compared with $10.2 million for the first nine months of 2001. The increase in interest expense is primarily due to the higher level of deposits which were used to support the growth in loans. Most of the deposit growth was attributable to Southern’s new operations in southeast Florida. The increase in interest expense was partially offset by a decrease in the average cost of deposits.

     Southern’s net interest margin increased from approximately 3.31% for the first nine months of 2001 to approximately 3.63% for the first nine months of 2002. The positive change in the net interest margin was due in part to the repricing of a relatively high priced deposit product at the end of December 2001. Southern had utilized this product in 2000 and 2001 to attract deposits to support growth and liquidity. Due to the sharp decline in market interest rates in the first nine months of 2001, this product adversely impacted Southern’s net interest margin during 2001. Southern’s net interest margin improved after December 31, 2001, when the product was repriced to market rates. The net interest margin was also positively impacted by the decrease in interest rates in the economy, which reduced the yields paid by Southern on its other deposits and interest bearing liabilities more rapidly than the rates earned on the Company’s loans and investment securities.

     Noninterest Income. Noninterest income in the first nine months of 2002 totaled $1.6 million, compared with $1.3 million in 2001. Customer service charges totaled $371,000 in 2002, up from $263,000 in 2001, due to an increase in the average number of deposit accounts. Other service charges and fees totaled $929,000 in 2002, up from $432,000 in 2001. This increase was primarily caused by an increase in insurance referral fees, as well as the overall growth of Southern. Gains on the sale of securities available for sale totaled $120,000 in 2002, compared to $459,000 in 2001.

     Provision for Loan Losses. The provision for loan losses totaled $2.0 million in the first nine months of 2002 compared to $1.6 million in 2001. The allowance for loan losses at September 30, 2002 was $6.1 million. See “Allowance and Provision for Loan Losses” below.

     Noninterest Expenses. Noninterest expenses for the first nine months of 2002 totaled $11.0 million, up 59% from $6.9 million in 2001. Noninterest expenses included the following:

•	Salaries and employee benefits represented 53% of total non-interest expenses in 2002. Salaries and employee benefits increased 60% to $5.8 million in 2002 from $3.6 million in 2001. The increase was primarily due to the addition of employees in connection with the opening of new branches by the Orlando Bank and the Bonita Springs Bank the commencement of operations of the South Florida Bank, together with salary increases and higher benefit costs.

•	Occupancy and equipment expense in 2002 totaled $2.2 million, up 71% from $1.3 million in 2001. This increase was primarily due to the acquisition of the Daytona Beach bank and the opening of new branches by the Orlando Bank and the Bonita Springs Bank and the commencement of operations of the South Florida Bank.

•	Other non-interest expenses for the first nine months of 2002 totaled $3.0 million, up 48% from $2.0 million in 2001. Other non-interest expenses included data processing, printing and office supplies, marketing and advertising, professional fees, preopening expenses and other expenses. The increase resulted from the acquisition of the Daytona Beach Bank, the opening of additional branches as well as organizational expense associated with the new South Florida Bank.

     Income Tax Provision. The income tax provision totaled $850,000 in 2002 (effective rate of 36.6%) compared with $45,000 in 2001 (effective rate of 39.8%).

Capital Expenditures

     Southern makes capital expenditures in order to improve its ability to provide quality services to its customers. Capital expenditures for the nine months ended September 30, 2002 equaled $3.0 million compared to $3.5 million in 2001. Most of these expenses are related to purchase and construction of new branches.

Asset Quality and Credit Risk

     Securities Available for Sale. Southern maintains a high quality investment portfolio including securities of U.S. government entities, mortgage-backed securities and municipal bonds. Southern believes that the securities have very little risk of default. At September 30, 2002, all of the securities held in Southern’s investment portfolio were classified available for sale and were rated “A” or better (with a majority rated triple “A”). A rating of “A” or better means that the bonds are of “upper medium grade, with strong ability to repay, possibly with some susceptibility to adverse economic conditions or changing circumstances.” Ratings are assigned by independent rating agencies and are subject to the accuracy of reported information concerning the issuers and the subjective judgment and analysis of the rating agencies. They are not a guarantee of collectibility.

     The following table sets forth information regarding the composition of the investment portfolio for September 30, 2002 and 2001:

Investment Portfolio

	September 30,

	2002	2001

	(in thousands)
U.S. Government agencies securities	$27,992	28,098
Mortgage-backed securities	35,365	1,821
Municipal bonds	266	—

	$63,623	29,919

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

     As of September 30, 2002, the majority of Southern’s real estate loans were loans secured by real estate in central and south Florida. This level of concentration could present a potential credit risk to Southern because the ultimate collectibility of these loans is susceptible to adverse changes in real estate market conditions in these markets. Southern has sought to address this risk by limiting most loans to a maximum of 75% of the appraised value of the underlying real estate and maximum amortization schedules of 20 years with maturity dates not exceeding five years.

     The following table divides Southern’s loan portfolio into five categories. Most of the loans are short-term and may be renewed or rolled over at maturity. At that time, Southern undertakes a complete review of the borrower’s credit worthiness and the value of any collateral. If these items are satisfactory, Southern will generally renew the loan at prevailing interest rates.

Types of Loans

	September 30,

	2002	2001

	(in thousands)
Commercial	$108,415	57,336
Commercial real estate	181,580	88,004
Residential real estate	43,470	22,342
Construction	101,903	118,422
Consumer and other	12,155	19,970

Total loans	447,523	306,074
Less:
Allowance for loan losses	(6,095)	(3,774)
Net deferred loan fees and other discounts	(2,240)	(1,899)

Loans, net	$439,188	300,401

     Commercial Loans. Southern makes commercial loans to businesses located in its target markets. The credit risk associated with business lending is influenced by general economic conditions, deterioration in a borrower’s capital position resulting in increasing debt to equity ratios, deterioration in a borrower’s cash position resulting in a liquidity problem, and decreasing revenues due to inefficient operations of the borrower. These loans are generally secured by corporate assets, marketable securities or other liquid financial instruments. These loans totaled approximately $108.4 million or 24.2% of total loans at September 30, 2002, compared with $57.3 million or 18.7% of total loans at September 30, 2001. The growth in commercial loans was primarily due to new loans originated in southeast Florida.

     Real Estate Loans. Southern’s real estate loans totaled $327.0 million or 73.1% of total loans at September 30, 2002, and $228.8 million or 74.8% at September 30, 2001.

     Southern makes real estate loans secured by commercial real estate, including loans to acquire or refinance office buildings, warehouses and apartments. These loans generally require a loan to value of not more than 75%. Most of these loans have a maturity of five years or less. Almost all of these loans are secured by real property located in central and south Florida. These loans totaled $181.6 million, or 40.6% of total loans at September 30, 2002 compared with $88.0 million or 28.8% of total loans at September 30, 2001. The growth in commercial real estate loans was primarily due to new loans originated in southeast Florida. Risks associated with commercial real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

     Residential real estate loans totaled $43.5 million, or 9.7% of total loans at September 30, 2002, compared with $22.3 million, or 7.3% at September 30, 2001. Residential real estate mortgage loans are predominately adjustable rate home mortgages which generally require a loan-to-collateral value of not more than 90% and equity credit lines which generally limit the loan-to-collateral value to not more than 90%. Most loans have a maximum term of five to seven years. Almost all of the residential real estate mortgage loans are secured by homes in central and south Florida. Risks associated with residential real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

     Construction loans totaled $101.9 million or 22.8% of total loans at September 30, 2002 compared to $118.4 million or 38.7% of total loans at September 30, 2001. The decline in construction loans was due in part to the reclassification of certain construction loans to commercial real estate loans, and the refocusing of marketing efforts. Southern primarily makes construction loans on property located in central and south Florida.

     Consumer and Other Loans. Southern offers consumer loans and personal and secured loans. The security for these loans ordinarily consists of automobiles, consumer goods, marketable securities, certificates of deposit and similar items. These loans totaled approximately $12.2 million, or 2.7% of total loans, on September 30, 2002, compared with $20.0 million, or 6.6% of total loans, on September 30, 2001. Risks associated with installment loans include loss of employment of borrowers, declines in the financial condition of borrowers resulting in delinquencies, and rapid depreciation of loan collateral.

     Commitments. Southern had legally binding commitments to extend credit, including unused lines of credit and letters of credit, totaling $156.8 million at September 30, 2002.

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

     The following table presents Southern’s non-performing assets and past due loans for 2002 and 2001.

Non-Performing Assets and 90 Day Past Due Loans

	September 30,

	2002	2001

	(In thousands)
Nonaccrual loans	$3,387	3,435
Foreclosed assets	185	371

Total nonperforming assets	$3,572	3,806

Accruing loans past due 90 days	$1,000	158

     Southern’s non-performing loans and loans past due 90 days were $4.4 million at September 30, 2002, or .98% of total loans of $447.5 million. Non-performing loans at September 30, 2002 consisted of commercial and residential real estate loans. Southern believes that its non-performing loans are well secured and are unlikely to result in any material losses. Total non-performing assets and accruing loans past due 90 days totaled $4.6 million at September 30, 2002, compared to $4.0 million at September 30, 2001.

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

     Management relied on these factors, as well as its assessment of the financial condition of specific clients facing financial difficulties, in deciding to increase the allowance for loan losses to $6.1 million at September 30, 2002, from $4.5 million at December 31, 2001 and $3.8 million at September 30, 2001.

     As discussed above, Southern opened its new South Florida bank on August 5, 2002. Southern established an allowance for loan losses for this bank of approximately $500,000 with respect to the loans which were transferred to the South Florida Bank by the Orlando Bank.

Financial Condition

     Southern’s goal is to maintain a high quality and liquid balance sheet. Southern seeks to achieve this objective through increases in collateralized loans, a strong portfolio of real estate loans and a stable portfolio of investment securities of high quality.

     Cash and Cash Equivalents. Southern had cash and cash equivalents of $90.2 million at September 30, 2002, compared to $53.4 million at September 30, 2001. Southern’s relatively high level of cash and cash equivalents reflects the success of its efforts to obtain deposits in southeast Florida for its new South Florida Bank.

     Securities Available for Sale. On September 30, 2002, securities available for sale were $63.6 million or 11.0% of total earning assets. Southern’s strategy for its investment account is to maintain a high quality portfolio. The investment portfolio, all of which has been classified as available for sale, increased 113% from $29.9 million at September 30, 2001.

     Loans. Loans were $439.2 million as of September 30, 2002, compared to $300.4 million as of September 30, 2001. See “Asset Quality and Credit Risk — Loans,” above.

     Interest-Bearing Liabilities. Interest bearing liabilities primarily consisted of deposits and other borrowings. Total interest-bearing liabilities were $503.8 million at September 30, 2002, up from $324.0 million in 2001. There was an increase in savings, money-market and NOW deposits of $75.0 million or 47% compared to 2001. There was also a significant increase in time deposits of $104.2 million or 64% compared to 2001. The growth in Southern’s deposits reflects Southern’s marketing efforts to obtain deposits in southeast Florida for its new South

Florida Bank. Southern believes that attracting deposits is an important step in establishing this bank in its target market.

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

     Regular monitoring of assets and liabilities that are rate sensitive within 30 days, 90 days, 180 days and one year is an integral part of Southern’s rate-sensitivity management process. It is Southern’s policy to maintain a reasonable balance of rate-sensitive assets and liabilities on a cumulative one year basis, thus minimizing net interest income exposure to changes in interest rates. Southern’s sensitivity position at September 30, 2002 was such that net interest income would increase modestly if there were an increase in short-term interest rates.

     Southern monitors the interest rate risk sensitivity with traditional gap measurements. The gap table has certain limitations in its ability to accurately portray interest sensitivity; however, it does provide a static reading of Southern’s interest rate risk exposure.

     As of September 30, 2002, Southern was liability sensitive (interest-sensitive liabilities subject to repricing exceeded interest-sensitive assets subject to repricing) on a 365-day basis to the extent of $16.2 million. This negative gap at September 30, 2002 was 2.6% of total assets compared with a negative gap of 9.1% at September 30, 2001. Southern’s target gap position is in the range of negative 20% and positive 20%. The improvement in Southern’s gap position reflects a shift in deposits, particularly certificates of deposit, to longer maturities, and Southern’s relatively high level of cash and cash equivalents.

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

     Southern’s tier one capital was 10.40% and the total capital was 11.73% of risk-based assets at September 30, 2002. These risk-based capital ratios were well in excess of the minimum requirements of 4.0% for tier one and 8.0% for total risk-based capital ratios. Southern’s leverage ratio (tier one capital to total average quarterly assets) of 9.45% at September 30, 2002, was also in excess of the minimum 4.0% requirement. Southern has committed to the Federal Reserve that it will maintain, on a consolidated basis, a ratio of total capital to risk based assets of at least 10% until January 2004.

     Southern increased its capital during the second quarter of 2002 through the completion of a public offering of its common stock. Southern received net proceeds of $12.0 million from the offering.

     Southern currently anticipates that it will need to raise additional capital during the next 12 months in order to support the planned growth of its subsidiaries. Southern is currently considering several alternatives for raising additional capital, including the possible sale of Southern’s common stock or other securities issued by Southern. However, Southern has not yet developed any specific plans for obtaining such capital.

Item 3. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Southern maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Southern files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of these controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer of Southern concluded that Southern’s disclosure controls and procedures were adequate.

     Changes in Internal Controls. Southern made no significant changes in its internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation by the Chief Executive Officer and Chief Financial Officer.

PART II

OTHER INFORMATION

Item 6. Exhibits.

     (a)  Exhibits.

Exhibit No.	Description

99	Certification under Section 906 of Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K.

     Not applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COMMUNITY BANCORP

(Registrant)

Date: November 11, 2002
/s/ Charlie W. Brinkley, Jr.
Charlie W. Brinkley, Jr. Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen McGee
Date: November 11, 2002	Stephen McGee Chief Financial Officer

CERTIFICATIONS

I, Charlie W. Brinkley, Jr., certify, that:

     1.     I have reviewed this quarterly report on Form 10-QSB of Southern Community Bancorp;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	By: /s/ Charlie W. Brinkley, Jr.

Charlie W. Brinkley, Jr. Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

I, Stephen McGee, certify, that:

     1.     I have reviewed this quarterly report on Form 10-QSB of Southern Community Bancorp;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	By: /s/ Stephen McGee

Stephen McGee Chief Financial Officer