Form 10KSB
period 2002-12-31
SOUTHERN COMMUNITY BANCORP
filed 2003-03-17
CIK 1110544

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _______________

Commission File No. 000-49780

SOUTHERN COMMUNITY BANCORP

(Name of Small Business Issuer in its Charter)

Florida	59-3619325

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

250 North Orange Avenue, Orlando, Florida 32801

(Address of Principal Executive Offices)

(407) 648-1844

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common stock, $1.00 par value

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $36,067,000.

As of February 15, 2003, the registrant had 6,693,064 outstanding shares of common stock, $1.00 par value. The aggregate market value of the common stock of the registrant held by non-affiliates (based on the most recent price of the common stock sold by the registrant) was approximately $51,910,000.

Documents incorporated by reference:
Part III – Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders.

TABLE OF CONTENTS

PART I
PART II
PART III
PART IV
SIGNATURES
CERTIFICATIONS
Ex-10.6 Salary Continuation w/ Dennis Bedley
Ex-10.7 Salary Continuation w/ Richard Garner
Ex-10.8 Salary Continuation w/Joel Whittenhall
Ex-10.15 Termination Benefits - Brinkley
Ex-10.16 Termination Benefits - Squires
Ex-10.17 Termination Benefits - Bedley
Ex-10.18 Termination Benefits - Garner
Ex-10.19 Termination Benefits - Whittenhall
Ex-21.1 Subsidiaries
Ex-99.1 Certification of CEO & CFO

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

General

     Southern Community Bancorp is a bank holding company which owns and operates four Florida chartered banks. These banks are as follows:

Name of Bank	Principal Office

Southern Community Bank	Orlando, Florida
Southern Community Bank of Southwest Florida	Bonita Springs, Florida
Southern Community Bank, Atlantic	Daytona Beach, Florida
Southern Community Bank of South Florida	Boca Raton, Florida

     Southern Community Bank opened in December 1998. Southern became a bank holding company in July 1999 when Southern acquired all of the shares of Southern Community Bank in a share exchange with the shareholders of the bank. Southern opened Southern Community Bank of Southwest Florida in January 2001. Southern acquired Peninsula Bank in April 2001 as a result of the merger of Peninsula Bancorp, Inc. into Southern. Peninsula Bank was renamed “Southern Community Bank, Atlantic” in March 2002. Southern opened Southern Community Bank of South Florida in August 2002.

Strategy

     Southern’s goal is to operate its banks in the substantially the same manner as local community banks, emphasizing local leadership and local decision-making. The management of each bank makes its own credit decisions. Each bank prices and markets its own loan and deposit products. Each bank has its own board of directors, drawn mainly from members of the local business community. Each board has full authority over the bank, in contrast to an “advisory” board which lacks authority. Each bank endeavors to be an active supporter of local charities and civic organizations.

     Southern’s strategy is to capitalize on the opportunities created by the consolidation in the Florida banking industry. Southern believes that this consolidation has reduced the levels of personalized services as the larger regional financial institutions have increasingly focused on larger corporate customers and standardized loan and deposit products. More specifically, many financial institutions have centralized their loan approval practices for small businesses, leaving less responsibility and authority with the traditional loan officer. By virtue of their banking experience in Florida, Southern’s management believes that the most frequent customer complaints are based on a lack of personalized service and turnover in lending personnel, which limits the customer’s ability to develop a relationship with his or her banker. As a result of these factors, Southern believes there currently exists a significant opportunity to attract and maintain customers who are dissatisfied with their banks. Southern also believes it can attract experienced management personnel within its identified markets.

     Southern’s holding company structure provides flexibility for the future expansion of its banking business through the possible acquisition of other financial institutions and the formation of new banks. In addition, Southern’s holding company structure also makes it easier to raise additional capital for its banks because Southern can issue securities without the need for prior banking regulatory approval.

Southern Community Bank

     Southern Community Bank is a Florida state-chartered bank which commenced operations in December 1998. Southern Community Bank’s principal office is located in the central business district in Orlando, Florida, and it maintains branch offices in the cities of Winter Park, Altamonte Springs, Longwood, south Orlando and Lake Mary, Florida. At December 31, 2002, Southern Community Bank had total assets of approximately $352.9 million.

Southern Community Bank of Southwest Florida

     Southern Community Bank of Southwest Florida is a Florida state chartered bank which opened in January 2001. This bank serves the Bonita Springs and Naples, Florida markets. The main office of this bank is located in a new office building in Bonita Springs. The bank also owns and operates a branch office in Naples, Florida. This bank expects to open an additional branch in Estero, Florida in the next 12 months. On December 31, 2002, total assets of this bank were $114.9 million.

Southern Community Bank, Atlantic

     Southern Community Bank, Atlantic is a Florida state chartered bank which opened in 1998. Its principal office is located in the Seabreeze area of Daytona Beach, Florida and it maintains branches in Ormond Beach, Port Orange and Daytona Beach, Florida. Southern acquired this bank in April 2001 through the merger of Southern and Peninsula Bancorp, Inc. On December 31, 2002, this bank had total assets of $102.4 million.

Southern Community Bank of South Florida

     Southern Community Bank of South Florida is a Florida state chartered bank which opened in August 2002. Its principal office is located in Boca Raton, Florida, and it maintains a branch office in Fort Lauderdale, Florida and a loan production office in West Palm Beach, Florida. Southern also plans to open additional branch offices in West Palm Beach and Palm Beach in the next 12 months, subject to the receipt of regulatory approval. At December 31, 2002, this bank had total assets of $95.1 million.

Southern Community Insurance Agency, Inc.

     Southern owns and operates an insurance agency named Southern Community Insurance Agency, Inc. The agency is a wholly owned subsidiary of our Orlando bank. The agency refers customers of Southern’s banks to another insurance agency, Insurance Office of America, Inc., for the purchase of insurance products. Insurance Office of America pays the agency a percentage of the commissions generated from customers which are referred. One of the principal shareholders of Insurance Office of America is John Ritenour, one of Southern’s directors.

Southern Community Banc Mortgage LLC

     Southern’s Orlando bank owns a 50% interest in Southern Community Banc Mortgage LLC, a licensed correspondent mortgage lender. This company originates, processes and closes residential mortgage loans in central Florida. The other member of this company is American Heritage Mortgage Corporation, a mortgage lender based in Altamonte Springs, Florida. The company funds its loans through a line of credit provided by a third party lender. Most of these loans are pre-sold on a cash-flow basis and are not retained by the company or any other affiliate of Southern. One of the principal shareholders of American Heritage Mortgage Corporation is Sal A. Nunziata, one of Southern’s directors.

Products and Services

     Southern offers a broad array of traditional banking products and services to its customers, including the products and services described below.

     Deposits. Southern offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer term certificates of deposit. Southern has tailored the rates and terms of its accounts and time deposits to compete with the rates and terms in Southern’s principal markets. Southern seeks deposits from residents, businesses and employees of businesses in these markets. The FDIC insures all of Southern’s accounts up to the maximum amount permitted by law. In addition, Southern receives service charges which are competitive with other financial institutions in its markets, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other similar fees.

     Lending Activities. Southern uses its deposits, together with borrowings and other sources of funds, to originate and purchase loans. Southern offers a full range of short and medium-term small business and commercial, consumer and real estate loans. Southern generally seeks to allocate its loan portfolio as follows: 80% to real estate loans; 15% to small business and commercial loans; and 5% to consumer loans. Each bank has a loan approval process which provides for various levels of officer lending authority. When a loan amount exceeds an officer’s lending authority, it is reviewed by various loan committees with ascending lending authority, as established by each bank’s board of directors.

     The risk of non-payment of loans is inherent in all loans. However, Southern carefully evaluates all loan applicants and attempts to minimize its credit risk exposure by use of thorough loan application and approval procedures that Southern has established for each category of loan. In determining whether to make a loan, Southern considers the borrower’s credit history, analyzes the borrower’s income and ability to service the loan, and evaluates the need for collateral to secure recovery in the event of default. Southern maintains an allowance for loan losses based upon assumptions and judgments regarding the ultimate collectability of loans in its portfolio and a percentage of the outstanding balances of specific loans when their ultimate collectability is considered questionable.

     Southern directs its lending activities primarily to individuals and businesses in its markets whose demand for funds falls within Southern’s legal lending limits and who are potential deposit customers. The following is a description of each of the major categories of loans which Southern makes:

     Commercial Loans. This category includes loans made to individuals, partnerships or corporate borrowers for a variety of business purposes. Southern places particular emphasis on loans to small to medium-sized professional firms, retail and wholesale businesses, light industry and manufacturing concerns operating in Southern’s markets. Southern considers “small businesses” to include commercial, professional and retail businesses with annual gross sales of less than $20 million or annual operating costs of less than $5 million. Southern’s commercial loans include term loans with both variable and fixed interest rates secured by equipment, inventory, receivables and real estate, as well as secured and unsecured working capital lines of credit. Risks of these types of loans depend on the general business conditions of the local economy and the borrower’s ability to sell its products and services in order to generate sufficient business profits to repay the loans under the agreed upon terms and conditions. Personal guarantees may be obtained from the principals of business borrowers and third parties to further support the borrowers’ ability to service the debt and reduce the risk of non-payment.

     Consumer and Installment Loans. Consumer loans include lines of credit and term loans secured by second mortgages on the residences of borrowers for a variety of purposes, including home improvements, education and other personal expenditures. Consumer loans also include installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. Consumer loans generally involve more risk than first mortgage loans because the collateral for a defaulted loan may not provide an adequate source of repayment of the principal. This risk is due to the potential for damage to the collateral or other loss of value, while the remaining deficiency often does not warrant further collection efforts. In addition, consumer loan performance depends on the borrower’s continued financial stability and is, therefore, more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

     Real Estate Loans. Southern makes commercial real estate loans, construction and development loans, and residential real estate loans.

     Commercial Real Estate. Southern offers commercial real estate loans to developers of both commercial and residential properties. Southern manages credit risk associated with these loans by actively monitoring such measures as advance rate, cash flow, collateral value and other appropriate credit factors. Risks associated with commercial real estate loans include the general risk of the failure of the commercial borrower, which are different for each type of business and commercial entity. Southern evaluates each business on an individual basis and attempts to determine such business’ risks and credit profile. Southern attempts to reduce credit risks in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, Southern may also require personal guarantees of the principal owners.

     Acquisition, Construction and Development Loans. Southern makes acquisition, construction and development loans on a pre-sold and speculative basis. If the borrower has entered into an arrangement to sell or lease the property prior to beginning construction, Southern considers the loan to be on a pre-sold or pre-leased basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, Southern considers the loan to be on a speculative basis. Southern makes residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. Southern limits the term of most construction and development loans to 18 months, although it may structure the payments based on a longer amortization basis. Southern bases speculative loans on the borrower’s financial strength and cash flow position. Southern disburses loan proceeds based on the percentage of completion and only after an experienced construction lender or appraiser inspects the project. These loans generally command higher rates and fees commensurate with the risks warranted in the construction lending field. The risk in construction lending depends upon the performance of the builder, building the project to the plans and specifications of the borrower and the bank’s ability to administer and control all phases of the construction disbursements. Upon completion of the construction, Southern typically converts construction loans to permanent loans.

     Residential Real Estate Loans. Southern makes residential real estate loans to qualified individuals for the purchase of existing single-family residences in its markets. Southern makes these loans in accordance with its appraisal policy and real estate lending policy which detail maximum loan to value ratios and maturities. Southern believes that these loan to value ratios are sufficient to compensate Southern for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market. Southern sells mortgage loans that do not conform to its policies in the secondary markets. The risk of these loans depends on the marketability of the loans to national investors and on interest rate changes. Southern retains loans for its portfolio when there is sufficient liquidity to fund the needs of the established customers and when rates are favorable to retain the loans. The loan underwriting standards and policies are generally the same for both loans sold in the secondary market and those retained in Southern’s portfolio.

Asset and Liability Management

     Southern’s primary assets are its loan portfolio and investment account. Southern’s liabilities consist primarily of deposits. Southern’s objective is to support asset growth primarily through the growth of core deposits, which include deposits of all categories made by individuals, partnerships, corporations and other entities. Consistent with the requirements of prudent banking necessary to maintain liquidity, Southern seeks to match maturities and rates of loans and the investment portfolio with those of deposits, although exact matching is not always possible. Southern seeks to invest the largest portion of its assets in commercial, consumer and real estate loans. Southern’s investment account consists primarily of marketable securities of the United States government, federal agencies and state and municipal governments, generally with varied maturities.

     Southern monitors its asset/liability mix on a regular basis with a monthly report detailing interest-sensitive assets and interest-sensitive liabilities presented to each bank’s board of directors. The objective of this policy is to control interest-sensitive assets and liabilities in order to minimize the impact of substantial movements in interest rates on Southern’s earnings.

Correspondent Banking

     Correspondent banking involves providing services by one bank to another bank which, from an economic or practical standpoint, cannot provide that service for itself. Southern may purchase correspondent services offered by larger banks, including check collections, purchase of federal funds, securities safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations, and sales of loans to or participations with correspondent banks. Southern will sell loan participations to correspondent banks with respect to loans which exceed Southern’s lending limits. As compensation for services provided by a correspondent bank, Southern may maintain balances with correspondents in non-interest bearing accounts.

Other Services

     Southern’s other services include cash management services, safe deposit boxes, traveler’s checks, direct deposit of payroll and social security checks, wire transfers, telephone banking, and automatic drafts for various accounts. Southern offers a debit card and VISA and/or MasterCard credit card services through Southern’s correspondent banks. Southern offers extended banking hours, both drive-in and lobby, and after-hours depositories. Southern is associated with a shared network of automated teller machines that customers may use throughout Southern’s market areas and other regions. Southern is associated with third party Internet banking service providers that enable it to provide customers with a cost effective, secure and reliable Internet banking solution.

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

     Although Southern concentrates its lending efforts on commercial business, Southern also attracts a significant amount of consumer business. Many of its retail customers are the principals of Southern’s small and medium-sized business customers. Southern emphasizes “relationship banking,” with the goal that each customer will identify and establish a comfort level with Southern’s bank officers. Southern intends to further develop its retail business with individuals who appreciate a high level of personal service, contact with their lending officer and responsive decision-making. Southern expects that most of its new business will be developed through Southern’s lending officers and local boards of directors and by pursuing an aggressive strategy of calling on customers throughout its market areas.

Competition

     Southern is subject to intense competition in the Florida markets which it currently serves. Southern faces substantial competition in all phases of its operations from a variety of different competitors. This competition includes:

•	Large national and super-regional financial institutions which have well-established branches and significant market share in the communities served by Southern.

•	Finance companies, investment banking and brokerage firms, and insurance companies that offer bank-like products.

•	Credit unions, which can offer highly competitive rates on loans and deposits because they receive tax advantages not available to commercial banks.

•	Other community banks, including start-up banks, that can compete with Southern for customers who desire a high degree of personal service.

•	Technology-based financial institutions including large national and super-regional banks offering on-line deposit, bill payment, and mortgage loan application services.

     Other existing community banks, and many new community bank start-ups, have marketing strategies similar to Southern’s. These other community banks may open new branches in the communities served by Southern and compete directly for customers who want the level of service offered by community banks. Other community banks also compete for the same management personnel in Florida.

     Various legislative actions in recent years have led to increased competition among financial institutions. Since the enactment of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and other laws and regulations affecting interstate bank expansion, it has been relatively easy for financial institutions located outside of the State of Florida to enter the Florida market, including Southern’s targeted markets. In addition, recent legislative and regulatory changes and technological advances have enabled customers to conduct banking activities without regard to geographic barriers through computer and telephone-based banking and similar services. There can be no assurance that the United States Congress, or the Florida Legislature or the applicable bank regulatory agencies will not enact legislation or promulgate rules that may further increase competitive pressures on Southern. Southern’s failure to compete effectively for customers in its market areas could have a material adverse effect on its business, future prospects, financial condition or results of operations.

Employees

     Southern currently has approximately 172 full-time equivalent employees. Southern will hire additional employees as needed to support its growth.

Supervision and Regulation

     Southern is subject to an extensive body of state and federal banking laws and regulations which impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of Southern’s operations. Southern is also affected by government monetary policy and by regulatory measures affecting the banking industry in general. The actions of the Federal Reserve System affect the money supply, and in general, the lending abilities of banks by increasing or decreasing the costs and availability of funds to the banks. Additionally, the Federal Reserve System regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on bank borrowings, and changes in the reserve requirements against bank deposits.

     The following is a brief summary of some of the statutes, rules and regulations which affect Southern. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of all applicable statutes or regulations. Any change in applicable laws or regulations may have a material adverse effect on Southern’s business and prospects.

Holding Company Regulations

     Southern is a bank holding company within the meaning of the Federal Bank Holding Company Act of 1956 and the Florida Interstate Banking Act. It is registered as a bank holding company with the Federal Reserve System and is required to file annual reports and other information regarding its business operations and its subsidiaries. It is also subject to the supervision of the Federal Reserve.

     The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	acquiring all or substantially all of the assets of a bank.

•	acquiring direct or indirect ownership or control of more than five percent of the voting shares of any bank.

•	merging or consolidating with another bank holding company.

     Except as authorized by the Gramm-Leach-Bliley Act of 1999, a bank holding company is generally prohibited by the Bank Holding Company Act from engaging in, or acquiring direct or indirect control of more than five percent of the voting shares of any company engaged in any business other than the business of banking or managing and controlling banks. Some of the activities the Federal Reserve has determined by regulation to be proper incidents to the business of banking, and thus permissible for bank holding companies, include:

•	making or servicing loans and certain types of leases and related activities.

•	engaging in certain insurance and discount brokerage activities.

•	underwriting and dealing in government securities and certain other securities and financial instruments.

•	providing certain data processing and data transmission services.

•	acting in certain circumstances as a fiduciary or investment or financial advisor.

•	management consulting and counseling activities.

•	issuing and selling retail monetary instruments such as money orders, savings bonds and travelers’ checks and providing check printing and courier services.

•	operating trust companies and non-bank depository institutions such as savings associations.

•	making investments in corporations or projects designed primarily to promote community welfare.

     In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve is required to consider whether the performance of the particular activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition and gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests and unsound banking practices. Generally, bank holding companies are required to obtain prior approval of the Federal Reserve to engage in any new activity not previously approved by the Federal Reserve. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of any of its bank subsidiaries.

     The Bank Holding Company Act and the Federal Change in Bank Control Act, together with regulations promulgated by the Federal Reserve, require that, depending on the particular circumstances, either the Federal Reserve’s approval must be obtained or notice must be furnished to the Federal Reserve and not disapproved prior to any person or company acquiring control of a bank holding company, subject to certain exemptions. Control is conclusively presumed to exist when an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

     The Federal Reserve, pursuant to regulation and published policy statements, has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve’s policy, a bank holding company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve policy, it might not be deemed advisable to provide such assistance. Under the Bank Holding Company Act, the Federal Reserve may also require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve’s determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

Bank Regulation

     Each of Southern’s banks is a state bank organized under the laws of Florida. They are all subject to the supervision of the Florida Office of Financial Institutions and Securities Regulation and the FDIC. Their deposits are insured by the FDIC for a maximum of $100,000 per depositor.

For this protection, the banks must pay a semi-annual statutory assessment and comply with the rules and regulations of the FDIC. The Florida Office of Financial Institutions and Securities Regulation and the FDIC regulate and monitor all areas of a bank’s operations, including:

•	security devices and procedures.

•	adequacy of capitalization and loss reserves.

•	loans.

•	investments.

•	borrowings.

•	deposits.

•	mergers.

•	issuance of securities.

•	payment of dividends.

•	interest rates payable on deposits.

•	interest rates or fees chargeable on loans.

•	establishment of branches.

•	corporate reorganizations.

•	maintenance of books and records.

•	adequacy of staff training to carry out safe lending and deposit gathering practices.

     In addition, banks are prohibited from engaging in tie-in arrangements in connection with any extension of credit, or the offer of any product or service. Bank regulatory requirements also set forth various conditions regarding the eligibility and qualifications of their officers and directors.

Capital Adequacy Requirements

     Both bank holding companies and individual banks are subject to regulatory capital requirements imposed by the Federal Reserve and the FDIC which vary based on differences in risk profiles. The capital adequacy guidelines issued by the Federal Reserve are applied to bank holding companies on a consolidated basis. The FDIC’s risk-based capital guidelines apply directly to insured state banks regardless of whether they are subsidiaries of a bank holding company. Both agencies’ requirements, which are substantially similar, provide that banking organizations must have capital (as defined in the rules) of at least 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

     Both the Federal Reserve and the FDIC have also adopted minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. The guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholder’s equity, less goodwill and other adjustments. Tier 2 capital consists of mandatory convertible, subordinated, and other qualifying term debt, preferred stock not qualifying for Tier 1, and a limited allowance for credit losses up to a designated percentage of risk-weighted assets. Under these guidelines, institutions must maintain a specified minimum ratio of “qualifying” capital to risk-weighted assets. At least 50% of an institution’s qualifying capital must be “core” or “Tier 1” capital, and the balance may be “supplementary” or “Tier 2” capital. The guidelines imposed on the banks include a minimum leverage ratio standard of capital adequacy. The leverage standard requires top-rated institutions to maintain a minimum Tier 1 capital to assets ratio of 3%, with institutions receiving less than the highest rating required to maintain a ratio of 4% or greater, based upon their particular circumstances and risk profiles.

     Federal bank regulatory authorities have adopted regulations revising the risk-based capital guidelines to further ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank’s financial condition and is inherent to the business of banking. Under the regulations, when evaluating a bank’s capital adequacy, the revised capital standards now explicitly include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates. The exposure of a bank’s economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts.

     The foregoing capital guidelines could affect Southern and its banks in several ways. If Southern’s banks grow rapidly, their respective capital bases may become insufficient to support continued growth, making additional capital infusions necessary. The capital guidelines could also impact the banks’ ability to pay dividends. Rapid growth, poor loan portfolio performance or poor earnings performance, or a combination of these factors, could change each bank’s capital position in a relatively short period of time. Failure to meet these capital requirements would require the banks to develop and file with the FDIC a plan describing the means and a schedule for achieving the minimum capital requirements. In addition, Southern would not be able to receive regulatory approval of any application that required consideration of capital adequacy, such as a branch or merger application, unless it could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

Dividends

     The ability of Southern to pay cash dividends depends entirely upon the amount of dividends paid by its bank subsidiaries. Additionally, the Florida Business Corporation Act provides that a Florida corporation may only pay dividends if the dividend payment would not render the corporation insolvent or unable to meet its obligations as they come due.

     Florida state banks are subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from the banks’ capital without the prior approval of the Florida Office of Financial Institutions and Securities Regulation and the FDIC. Except with such prior approval, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. In addition, any Florida bank is required to transfer at least 20% of its net income to surplus until its surplus equals the amount of paid-in capital.

Other Laws

     State usury laws and federal laws concerning interest rates limit the amount of interest and various other charges collected or contracted by a bank. The lending operations of Southern are subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers.

•	Community Reinvestment Act requiring financial institutions to meet their obligations to provide for the total credit needs of the communities they serve, including investing their assets in loans to low and moderate-income borrowers.

•	Home Mortgage Disclosure Act requiring financial institutions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to meet the housing needs of the community it serves.

•	Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit.

•	Fair Credit Reporting Act governing the manner in which consumer debts may be collected.

•	The rules and regulations of various federal agencies charged with the responsibility of implementing such federal laws.

     The deposit and certain other operations of Southern are also subject to provisions of the following laws:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records.

•	Title V of the Gramm-Leach-Bliley Act of 1999 regarding disclosure of customers’ nonpublic personal information, which requires financial institutions to publish their policies concerning disclosure of such information and give customers the opportunity to opt out of unwanted disclosure.

•	Electronic Funds Transfer Act and Regulation E, issued by the Federal Reserve to implement that act, which govern automatic deposits to, and withdrawals from, deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Interstate Banking and Branching

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, eligible bank holding companies in any state are permitted, with Federal Reserve approval, to acquire banking organizations in any other state. As a result, most of the limitations on interstate acquisitions of banking organizations have been eliminated. The Interstate Banking and Branching Efficiency Act also removed substantially all of the prohibitions on interstate branching by banks. The authority of a bank to establish and operate branches within a state continues to be subject to applicable state branching laws. Subject to these laws, a bank operating in any state may now establish one or more branches within any other state without the establishment of a separate banking structure within the other state through the merger with an existing bank in that state. Under current Florida law, Florida banks may open branch offices without geographic restriction with the prior approval of the Florida Office of Financial Institutions and Securities Regulation and the FDIC and, in the case of interstate branches, subject to certain laws of the “host” state. In addition, with prior regulatory approval, Southern will be able to acquire existing banking operations in other states.

Financial Modernization

     The Gramm-Leach-Bliley Act of 1999 modernized the federal bank regulatory framework by allowing the consolidation of banking institutions with other types of financial services firms, subject to various restrictions and requirements. In general, the Gramm-Leach-Bliley Act repealed most of the federal statutory barriers which separated commercial banking firms from insurance and securities firms and authorized the consolidation of such firms in a “financial services holding company.” Southern has no immediate plans to utilize the structural options created by the Gramm-Leach-Bliley Act, but Southern may develop such plans in the future. In the meantime, Southern provides its customers with a range of financial products and services, including various insurance products and securities brokerage services, through cooperative arrangements with third-party vendors.

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

     Southern completed the offering in June 2002. Southern received gross proceeds of $12.1 million from the sale of 1,151,047 shares. Southern utilized the proceeds to make a capital contribution of $12.1 million to Southern’s new Boca Raton bank. The Boca Raton bank utilized these proceeds to purchase marketable securities and other working capital purposes.

     In connection with the offering, Southern utilized its own funds to repay a loan of approximately $308,000 obtained by the organizers of the new Boca Raton bank which had been used for organizational costs, and to pay approximately $83,000 in costs for the offering.

ITEM 2.       DESCRIPTION OF PROPERTY

     Southern’s principal executive office is located at 250 North Orange Avenue, Orlando, Florida. Southern shares this office with the main office of its Orlando bank. Southern’s three bank subsidiaries currently operate a total of 12 offices. The following table sets forth information regarding each of these locations.

Expiration Date/
Bank	Location	Size	Lease/Owned	Renewal Option

Orlando Bank	Downtown Orlando	6,000 sq.ft.	Leased	June 2008, with 10 year option

Orlando Bank	Altamonte Springs	4,182 sq.ft.	Leased	November 2008, with four 5 year options

Orlando Bank	Winter Park	4,850 sq.ft.	Owned	N/A

Orlando Bank	Longwood	2,200 sq.ft.	Leased	December 2003, with three 5 year options

Orlando Bank	South Orlando	7,100 sq.ft.	Owned	N/A

Orlando Bank	Lake Mary	10,000 sq.ft.	Owned	N/A

Bonita Bank	Bonita Springs	11,600 sq.ft.	Owned	N/A

Bonita Bank	Naples	4,300 sq.ft.	Owned	N/A

Bonita Bank	Estero	2.1 acres	Owned	N/A

Daytona Bank	Daytona Beach	3,600 sq.ft.	Leased	August 2008, with 10 year option

Daytona Bank	Ormond Beach	1,400 sq.ft.	Owned	N/A

Daytona Bank	Port Orange	4,200 sq.ft.	Owned	N/A

Daytona Bank	Daytona Beach	4,600 sq.ft.	Leased	October 2011, with 10 year option

Boca Raton Bank	Boca Raton	4,000 sq.ft.	Leased	August 2006

Boca Raton Bank	Ft. Lauderdale	1,792 sq.ft.	Leased	October 2007, with 10 year option

     The Bonita Springs property was formerly the site of a gas station at which leaking underground fuel storage tanks caused some contamination of the subsurface groundwater. The

Florida Department of Environmental Protection has accepted this site for clean-up under the state’s remediation program and has reserved $250,000 to cover the estimated clean-up costs. Due to the relatively low priority level of the site in the State’s clean-up program, Southern cannot predict when the state will commence or complete the clean-up of the site. Southern has received an environmental engineering assessment of the contamination and the required remediation. Based on this report, Southern believes that the clean-up of the site will not disrupt Southern’s proposed banking services at the site.

     The Bonita bank also owns 2.1 acres in Estero, Florida. The Bonita bank plans to utilize this property as a branch site in the future.

ITEM 3.       LEGAL PROCEEDINGS

     From time to time, Southern is involved in litigation arising from the ordinary course of its business, such as claims to collect past due loans. As of the date of this report, Southern is not engaged in any material legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5.       MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Trading Information

     There is no established public market for Southern’s common stock, and Southern does not currently have any brokers or other persons who make a market in its common stock.

Record Holders

     As of February 15, 2003, there were approximately 892 holders of record of the Southern’s common stock.

Dividends

     As a holding company, Southern has no significant independent sources of revenue. Accordingly, Southern’s principal source of funds are cash dividends and other payments that it receives from its bank subsidiaries. Southern expects that its bank subsidiaries will retain most of their earnings in order to increase their capital. Furthermore, Southern’s bank subsidiaries’ ability to pay dividends is restricted under Federal and state banking law. As a result, Southern has not paid any dividends to date and does not anticipate that it will pay dividends in the foreseeable future.

Private Sales of Securities

     During 2002, Southern issued 81,815 shares of its common stock, pursuant to the exemption from the registration requirements set forth in Section 4(2) of the Securities Act of 1933, as amended, as follows:

•	On February 26, 2002, Southern issued 7,834 shares to an executive under a restricted stock grant agreement. These shares were valued at $8.25 per share.

•	On February 26, 2002, Southern issued 4,796 shares to the directors of the Orlando bank in payment of directors’ fees accrued during 2001. These shares were valued at $8.25 per share.

•	On February 26, 2002, Southern issued 15,393 shares pursuant to Southern’s Employee Stock Purchase Plan. These shares were valued at $8.25 per share.

•	On February 26, 2002, Southern sold 10,000 shares to an officer at $8.475 per share.

•	On February 26, 2002, Southern sold 4,000 shares to an officer at $8.475 per share.

•	On March 7, 2002, Southern issued 4,723 shares to the directors of the Daytona Beach bank in payment of directors’ fees accrued during 2001. These shares were valued at $8.25 per share.

•	On March 7, 2002, Southern issued 34,569 shares as a contribution to its 401(k) Profit Sharing Plan. These shares were issued at a value of $8.25 per share.

•	On April 23, 2002, Southern sold 500 shares to an officer at $8.25 per share. Southern issued these shares pursuant to a commitment made in the fall of 2001.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-KSB contains “forward looking statements” within the meaning of Private Securities Litigation Reform Act of 1995. These statements represent Southern’s expectations and beliefs including, but not limited to, statements concerning Southern’s operations, performance, financial condition, growth or strategies. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward looking statements. The statements by their nature involve substantial risks and uncertainties, certain of which are beyond Southern’s control, and actual results may differ materially depending on a variety of important factors, including but not limited to the potential impact of changes in interest rates, competition, credit risks and collateral, changes in local or regional economic conditions, the ability of Southern to continue its growth strategy, dependence on management and key personnel, and regulatory supervision.

     The following discussion should be read in conjunction with Southern’s consolidated financial statements and the related notes included elsewhere in this report. Unless otherwise noted, all share amounts have been revised to reflect Southern’s two for one stock split which was effective on October 19, 2001.

Selected Financial Data of Southern

     The financial condition data as of December 31, 2002 and 2001, and operating data for the years ended December 31, 2002, 2001 and 2000 have been derived from Southern’s audited consolidated financial statements included elsewhere in this report, which have been audited by Hacker, Johnson & Smith, PA, independent auditors. The historical results do not necessarily indicated the results which Southern will have in the future.

	At December 31,

($ in thousands, except per share amounts)	2002	2001	2000	1999	1998

Financial Condition Data
Assets	$658,786	449,127	210,813	83,864	16,606
Securities	93,129	41,472	18,746	11,998	—
Loans, net	500,267	352,161	150,734	61,363	1,203
Deposits	593,417	399,973	182,225	65,063	3,274
Stockholders’ equity	58,099	42,348	26,351	11,838	12,233
Book value per share	$8.68	7.76	7.66	6.69	7.33
Number of full service customer facilities	14	12	5	4	1

	Year Ended December 31,

($ in thousands, except per share amounts)	2002	2001	2000	1999	1998*

Operating Data
Interest income	$33,470	24,432	12,512	3,399	32
Interest expense	15,072	14,372	6,201	1,186	6
Net interest income before loan loss Provision	18,398	10,060	6,311	2,213	26
Provision for loan losses	2,405	2,351	1,174	609	12
Net interest income after loan loss Provision	15,993	7,709	5,137	1,604	14
Noninterest income	2,597	1,854	595	116	—
Noninterest expenses	15,112	10,438	5,033	3,216	84
Income taxes (benefit)	1,277	(295)	299	(554)	(26)
Net earnings (loss)	2,201	(580)	400	(942)	(44)
Basic earnings (loss) per share	.36	(.12)	.20	(.55)	(.03)
Diluted earnings (loss) per share	.35	(.12)	.20	(.55)	(.03)
Total shares outstanding at end of period	6,693,064	5,460,202	3,440,196	1,768,850	1,668,850
Return on average assets	.39%	(.17)%	.28%	(2.11%)	—%
Return on average equity	.44%	(1.60)%	2.98%	(7.74%)	—%
Average equity to average assets	8.96%	10.31%	9.44%	27.20%	—%
Dividend payout ratio	—	—	—	—	—

*	1998 includes the period from December 15, 1998 (commencement of banking operations) to December 31, 1998.

Net Interest Income and Expense

	Year Ended December 31, 2002

	Average	Interest &
	Balance	Dividends	Yield

	($ in Thousands)
Loans	$419,996	29,993	7.14%
Securities	58,009	2,597	4.48%
Other interest-earning assets(1)	48,625	880	1.81%

Total interest earnings assets	526,630	33,470	6.36%

Non interest earning assets	34,198

Total assets	$560,828

Savings and NOW deposits	138,221	3,333	2.41%
Money market deposits	75,404	1,792	2.38%
Time deposits	242,410	9,921	4.09%

Total interest-bearing deposits	456,035	15,046	3.30%
Other borrowings	2,127	26	1.22%

Total interest-bearing liabilities	458,162	15,072	3.29%

Non-interest-bearing deposits	49,058
Non-interest-bearing liabilities	3,384
Stockholders’ equity	50,224

Total liabilities and equity	$560,828

Net interest income and spread(2)		18,398	3.07%

Net interest margin(3)			3.49%

Average interest-earning assets to average interest-bearing liabilities	1.15

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank stock.
(2)	Represents the difference between average interest-earning assets and average interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.

Net Interest Income and Expense

	Year Ended December 31, 2001

	Average	Interest &
	Balance	Dividends	Yield

	($ in Thousands)
Loans	$257,432	21,455	8.33%
Securities	25,439	1,404	5.52%
Other interest-earning assets(1)	40,744	1,573	3.86%

Total interest earnings assets	323,615	24,432	7.55%

Non interest earning assets	27,263

Total assets	$350,878

Savings and NOW deposits	101,299	4,908	4.85%
Money market deposits	29,516	994	3.37%
Time deposits	146,272	8,437	5.77%

Total interest-bearing deposits	277,087	14,339	5.17%
Other borrowings	1,184	33	2.79%

Total interest-bearing liabilities	278,271	14,372	5.16%

Non-interest-bearing deposits	34,195
Non-interest-bearing liabilities	2,246
Stockholders’ equity	36,166

Total liabilities and equity	$350,878

Net interest income and spread(2)		10,060	2.39%

Net interest margin(3)			3.11%

Average interest-earning assets to average interest-bearing liabilities	1.16

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank stock.
(2)	Represents the difference between average interest-earning assets and average interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.

Net Interest Income and Expense

	Year Ended December 31, 2000

	Average	Interest &
	Balance	Dividends	Yield

	($ in Thousands)
Loans	$105,566	10,702	10.14%
Securities	16,066	1,123	6.99%
Other interest-earning assets(1)	8,014	687	8.57%

Total interest earnings assets	129,646	12,512	9.65%

Non-interest-earning assets	12,398

Total assets	$142,044

Savings and NOW deposits	18,089	702	3.88%
Money market deposits	17,774	828	4.66%
Time deposits	73,749	4,619	6.26%

Total interest-bearing deposits	109,612	6,149	5.61%
Other borrowings	849	52	6.12%

Total interest-bearing liabilities	110,461	6,201	5.61%

Non-interest-bearing deposits	17,513
Non-interest-bearing liabilities	660
Shareholders’ equity	13,410

Total liabilities and equity	$142,044

Net interest income and spread(2)		$6,311	4.04%

Net interest margin(3)			4.87%

Average interest-earning assets to average interest-bearing liabilities	1.17

(1)	Includes federal funds sold and Federal Home Loan Bank stock.
(2)	Represents the difference between average interest-earning assets and average interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

     The following table sets forth certain information regarding changes in interest income and interest expense of Southern for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume), (2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).

	Year Ended December 31, 2002 vs. 2001

	Increase (Decrease) Due to Changes in:

	Rate	Rate/Volume	Volume	Total

	(In thousands)
Interest earned Assets:
Loans	$(3,071)	13,548	(1,939)	8,538
Securities	(265)	1,798	(340)	1,193
Other interest-earning assets	(836)	304	(161)	(693)

Total interest income	(4,172)	15,650	(2,440)	9,038

Interest-bearing liabilities:
Deposits:
Savings and NOW deposits	(2,465)	1,789	(899)	(1,575)
Money market deposits	(293)	1,545	(454)	798
Time deposits	(2,450)	5,545	(1,611)	1,484
Other borrowings	(19)	26	(14)	(7)

Total interest expense	(5,227)	8,905	(2,978)	700

Net change in net interest income	$1,055	6,745	538	8,338

	Year Ended December 31, 2001 vs. 2002

	Increase (Decrease) Due to Changes in:

	Rate	Rate/Volume	Volume	Total

	(In thousands)
Interest earned Assets:
Loans	$(1,904)	15,396	(2,739)	10,753
Securities	(236)	655	(138)	281
Other interest-earning assets	(378)	2,806	(1,542)	886

Total interest income	(2,518)	18,857	(4,419)	11,920

Interest-bearing liabilities:
Deposits:
Savings and NOW deposits	174	3,229	803	4,206
Money market deposits	(229)	547	(152)	166
Time deposits	(365)	4,542	(359)	3,818
Other borrowings	(28)	21	(12)	(19)

Total interest expense	(448)	8,339	280	8,171

Net change in net interest income	$(2,070)	10,518	(4,699)	3,749

Acquisition of Peninsula Bancorp, Inc.

     On April 30, 2001, Southern acquired Peninsula Bancorp, Inc. through a merger of Peninsula with and into Southern. Peninsula was the parent company of Peninsula Bank. Peninsula Bank changed its name to Southern Community Bank, Atlantic in March 2002. Southern accounted for the transaction using the purchase method of accounting. Accordingly, the results of operations of Peninsula are included in Southern’s consolidated financial statements from the date of acquisition.

Opening of the Boca Raton bank.

     On August 5, 2002, Southern Community Bank of South Florida commenced operations. This bank’s principal office is located in Boca Raton, Florida. Southern contributed $12.1 million in capital to the new bank upon its opening. Additionally, Southern’s Orlando bank transferred approximately $68 million of assets to the new bank, including $42 million in loans, $25 million in cash and cash equivalents, and various fixed assets and other assets, including the Orlando bank’s leasehold interest in its branch located in Boca Raton, Florida. The new Boca Raton bank also assumed deposits of the Orlando bank in an amount equal to the transferred assets.

Results of Operations for the Years Ended December 31, 2002 and 2001

     Southern had net earnings of $2.2 million for the year ended December 31, 2002 compared to net loss of $580,000 for the year ended December 31, 2001.

     Earnings before income taxes in 2002 were $3,478,000 compared to a loss of $875,000 in 2001. The improvement in earnings was primarily due to a substantial increase in net interest income, which grew from $10.1 million in 2001 to $18.4 million in 2002. As discussed below, the increase in net interest income was principally a result of an improvement in Southern’s net interest margin and the growth in its assets. These items more than offset increases in non-interest expenses, such as salaries and occupancy costs. Southern’s net earnings in 2002 were also reduced due to losses incurred in the start up of Southern’s new Boca Raton bank. Southern expects that this bank will become profitable in 2003.

     Net Interest Income. Southern’s operating results depend primarily on Southern’s net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest-rate spread”) and the relative amounts of interest-earning assets and interest-bearing liabilities. Southern’s interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, Southern’s net earnings are also affected by the level of non-performing loans and foreclosed real estate, as well as the level of its non-interest income, and its non-interest expenses, such as salaries and employee benefits and occupancy expense and income taxes.

     Interest Income and Expense. Interest income for the year ended December 31, 2002 was $33.5 million compared to $24.4 million for the year ended December 31, 2001. The growth in interest income primarily reflects the growth in Southern’s assets, which grew from $449.1 million at December 31, 2001 to $658.8 million at December 31, 2002, or approximately 46.7%. The impact of this growth was partially offset by a decrease in the average yield earned on interest-earning assets. During the same period, net loans grew from $352.2 million to $500.3 million, or approximately 42.0%. The increase in assets and loans is primarily attributable to the growth of Southern’s business in southeast Florida.

     Interest expense was $15.1 million for the year ended December 31, 2002, compared to $14.4 million for the year ended December 31, 2001. The increase in interest expense is primarily due to the higher level of deposits which were used to support the growth in loans. Most of the deposit growth was attributable to Southern’s new operations in southeast Florida. The increase in interest expense was largely offset by a decrease in the average cost of deposits.

     Southern’s net interest margin increased from approximately 3.11% for 2001 to approximately 3.49% for 2002. The positive change in the net interest margin was due in part to the repricing of certain relatively high priced deposits at the end of December 2001. Southern had utilized these deposits in 2000 and 2001 to attract funds to support growth and liquidity. Due to the sharp decline in market interest rates in the first nine months of 2001, these deposits adversely impacted Southern’s net interest margin during 2001. Southern’s net interest margin improved after December 31, 2001, when these deposits were repriced to market rates. The net interest margin was also positively impacted by higher levels of loans relative to other interest earning assets and by the decrease in interest rates in the economy, which reduced the yields paid by Southern on its other deposits and interest bearing liabilities more rapidly than the rates earned on the Company’s loans and investment securities.

     Provision for Loan Losses. The provision for loan losses totaled $2,405,000 for the year ended December 31, 2002 and $2,351,000 in 2001. The amount of the provision for 2002 reflects the growth in Southern’s loan portfolio and the establishment of a new reserve at Southern’s new Boca Raton bank.

     Non-Interest Income. Non-interest income totaled $2.6 million for the year ended December 31, 2002 compared to $1.9 million for the year ended December 31, 2001. Non-interest income consists of service charges on deposit accounts, income from Southern’s mortgage origination business, income from Southern’s insurance agency and other fees and income. Customer service charges on deposit accounts totaled $624,000 in 2002, up from $372,000 in 2001, due to an increase in the average number of deposit accounts. The income from Southern’s mortgage origination business was $167,000 in 2002, up from $69,000 in 2001. The income from Southern’s insurance agency was $148,000 in 2002, up from $109,000 in 2001. Southern had a gain on sale of securities available for sale of $120,000 in 2002, compared to $642,000 in 2001. Earnings on bank owned life insurance totaled $204,000 in 2002, compared to $166,000 in 2001.

     Non-Interest Expenses. Non-interest expenses for the year ended December 31, 2002 totaled $15.1 million, up from $10.4 million for the year ended December 31, 2001, and was comprised of the following:

     •    Salaries and employee benefits in 2002 totaled $8.0 million, or 53% of total non-interest expenses, and $5.3 million or 51% in 2001. The increase was attributable to the hiring of additional employees for Southern’s new branches and the Boca Raton bank, together with salary increases and higher benefit costs.

     •    Occupancy and equipment expense in 2002 totaled $3.0 million or 20% of total non-interest expenses, and $1.9 million or 18% in 2001. This increase reflects the opening of new branches and the commencement of operations of the Boca Raton bank.

     •    Preopening expenses of $133,000 in both 2002 and 2001 consisted of organizational and preopening expenses associated with the new Boca Raton bank.

     •    Other non-interest expenses in 2002 totaled $4.0 million or 26% of total non-interest expenses, and $3.1 million or 29% in 2001. Other non-interest expenses included data processing, printing and office supplies, marketing and advertising, professional fees and other expenses. The increase in these amounts was primarily due to the opening of additional branches, organizational expense associated with the new Boca Raton bank and the overall growth of Southern.

     Income Taxes (Benefit). Income taxes (benefit) totaled $1.3 million for 2002 (effective rate of 36.7%) and $(295,000) in 2001 (effective rate of 33.7%).

Capital Expenditures

     Southern’s capital expenditures are reviewed by its board of directors. Southern makes capital expenditures in order to expand its business and to improve Southern’s ability to provide quality services to its customers. Capital expenditures equaled $3.9 million in 2002, and $6.5 million for the year ended December 31, 2001. These expenditures were related to the purchase of real property as branch locations, and the purchase of leasehold improvements and furniture and equipment purchased for new banking facilities opened during 2002 and 2001. Southern expects to have $2.3 million in capital expenditures in 2003.

Asset Quality and Credit Risk

     Securities. Southern maintains a high quality investment portfolio, including U.S. government agencies, mortgage-backed securities and municipal bonds. Southern believes that these securities have very little risk of default. At December 31, 2002 and 2001, all of the securities held in the investment portfolio were rated “A” or better. All but one of these securities were classified “available for sale.” A rating of “A” or better means that the bonds are of “upper medium grade, with strong ability to repay, possibly with some susceptibility to adverse economic conditions or changing circumstances.” Ratings are assigned by independent rating agencies and are subject to the accuracy of reported information concerning the issuers and the subjective judgment and analysis of the rating agencies. They are not a guarantee of collectability. At December 31, 2002, approximately 66.1% of these securities (not including mortgage-backed securities) were scheduled to mature in five years or less compared with 87.4% at December 31, 2001. As such, Southern is subject fluctuations in market value due to changes in the general level of interest rates.

     The following table sets forth information regarding the composition and carrying amounts of the investment portfolio at December 31, 2002, 2001 and 2000 ($ in thousands):

	2002	2001	2000

Securities of U.S. Government agencies and corporations	$31,261	41,472	16,768
Mortgage-backed securities	61,609	—	1,978
Municipal bonds	259	—	—

Total Securities	$93,129	41,472	18,746

     Loans. Southern maintains a high quality portfolio of real estate, commercial and consumer loans. All loans over individual lending limits are reviewed and approved by Southern’s loan committee, which ensures that loans comply with applicable credit standards. In most cases, Southern requires collateral from borrowers. The type and amount of collateral varies, but may include residential or commercial real estate, deposits held by financial institutions, U.S. Treasury securities, other marketable securities and personal property. Southern’s monitors collateral values to ensure that they are maintained at proper levels.

     At December 31, 2002, approximately $378.8 million or 74.4% of Southern’s loans were real estate loans secured by real estate in central and south Florida. This percentage increased from 72.3% at December 31, 2001. This level of concentration could present a potential credit risk because the ultimate collectability of these loans is susceptible to adverse changes in real estate market conditions in these markets. Southern seeks to address this risk by limiting most loans to a maximum of 75% of the appraised value of the underlying real estate and maximum amortization schedules of 20 years with maturity dates not exceeding 5 years.

     The following table divides Southern’s loan portfolio into five categories. Most of the loans are short-term and may be renewed or rolled over at their maturity. At that time, Southern undertakes a complete review of the borrower’s credit worthiness and the value of any collateral. If these items are satisfactory, Southern will generally renew the loan at prevailing interest rates. In addition to outstanding loans, Southern enters into legally binding commitments to extend credit, letters of credit and unused line of credit. These commitments totaled $159.7 million at December 31, 2002, and $94.0 million at December 31, 2001.

Types of Loans

	At December 31,

	2002	2001	2000	1999	1998

	($ in thousands)
Commercial	$117,586	88,088	35,030	19,123	1,093
Commercial real estate	208,622	113,805	40,224	19,346	—
Residential real estate	49,029	27,171	11,070	4,273	50
Construction	121,153	118,177	62,520	15,746	—
Consumer and other	12,437	11,629	4,700	3,536	72

Total loans	508,827	358,870	153,544	62,024	1,215
Less:
Allowance for loan losses	(6,262)	(4,457)	(1,795)	(621)	(12)
Net deferred loan fees	(2,298)	(2,252)	(1,015)	(40)	—

Loans, net	$500,267	352,161	150,734	61,363	1,203

     The following table sets forth information regarding the maturities of Southern’s loans. For purposes of the table, demand loans are shown as being payable in one year or less. The entire amount of a balloon loan is treated as maturing in the year that the balloon payment is due.

Maturities of Loans Based on Contractual Principal Repayments

At December 31, 2002

	One Year	Over One to	Over Five
Total Loans:	or Less	Five Years	Years	Total

	(in thousands)
Commercial	$59,326	48,674	9,586	117,586
Commercial real estate	77,190	114,742	16,690	208,622
Residential real estate	18,141	26,966	3,922	49,029
Construction	44,827	66,634	9,692	121,153
Consumer and other	4,975	6,343	1,119	12,437

Total	$204,459	263,359	41,009	508,827

At December 31, 2001

	One Year	Over One to	Over Five
Total Loans:	or Less	Five Years	Years	Total

	(in thousands)
Commercial	33,164	45,583	9,341	88,088
Commercial real estate	42,846	58,891	12,068	113,805
Residential real estate	10,229	14,061	2,881	27,171
Construction	44,491	61,153	12,533	118,177
Consumer and other	4,378	6,018	1,233	11,629

Total	$135,108	185,706	38,056	358,870

At December 31, 2000

	One Year	Over One to	Over Five
Total Loans:	or Less	Five Years	Years	Total

	(in thousands)
Commercial	$15,126	9,664	10,240	35,030
Commercial real estate	17,368	11,098	11,758	40,224
Construction	26,995	17,251	18,274	62,520
Residential real estate	4,780	3,054	3,236	11,070
Consumer and other	2,029	1,297	1,374	4,700

Total	66,298	42,364	44,882	153,544

     Of the $304.4 million in loans due after one year, 23% have fixed interest rates and 77% have adjustable rates.

     Commercial Loans. Southern makes commercial loans to businesses located in its target markets. The credit risk associated with business lending is influenced by general economic conditions, deterioration in a borrower’s capital position resulting in increasing debt to equity ratios, deterioration in a borrower’s cash position resulting in a liquidity problem, and decreasing revenues due to inefficient operations of the borrower. These loans are generally secured by corporate assets, marketable securities or other liquid financial instruments. These loans totaled $117.6 million or 23.1% of total loans at December 31, 2002 and $88.1 million or 24.5% of total loans at December 31, 2001.

     Real Estate Loans. Southern’s real estate loans totaled $378.8 million or 74.4% of total loans at December 31, 2002, and $259.2 million or 72.3% of total loans at December 31, 2001.

     Southern makes real estate loans secured by commercial real estate, including loans to acquire or refinance office buildings, warehouses and apartments. These loans totaled $208.6 million or 41.0% of total loans at December 31, 2002 and $113.8 million or 31.7% of total loans at December 31, 2001. Most of these loans have a maturity of five years or less. At December 31, 2002 and 2001, almost all of these loans were collateralized by real property located in central and south Florida. These loans generally require a loan-to-collateral value of not more than 75%.

     Residential real estate loans totaled $49.0 million or 9.6% of total loans at December 31, 2002 and $27.2 million, or 7.6% of total loans at December 31, 2001. Residential real estate loans are predominately adjustable rate home mortgages which generally require a loan-to-collateral value of not more than 90% and equity credit lines which generally limit the loan-to-collateral value to not more than 90%. Most loans have a maximum term of five years. At December 31, 2002, almost all of the residential real estate loans were collateralized by residences in central and south Florida.

     Construction loans totaled $121.2 million or 23.8% of loans at December 31, 2002 compared to $118.2 million or 32.9% of loans at December 31, 2001. The decline in construction loans was due in part to the reclassification of certain construction loans to commercial real estate loans, and the refocusing of marketing efforts. Southern makes commercial and residential real estate construction loans. At December 31, 2002, almost all construction loans were collateralized by property in central and south Florida.

     Consumer Loans and Other. Southern offers consumer loans and personal and secured loans. The security for these loans ordinarily consists of automobiles, consumer goods, marketable securities, certificates of deposit and similar items. These loans totaled $12.4 million or 2.5% of total loans at December 31, 2002 and $11.6 million or 3.2% of total loans at December 31, 2001. Risks associated with customer loans include loss of employment of borrowers, declines in the financial condition of borrowers resulting in delinquencies, and rapid depreciation of loan collateral.

Non-Performing Assets and Past Due Loans

     Non-performing assets consist of non-accrual loans and properties or assets acquired in partial or total satisfaction of problem loans which are known as “foreclosed assets.” Past due loans are loans that are delinquent 30 days or more which are still accruing interest.

     Southern’s credit review and approval process is critical to its ability to minimize non-performing assets on a long-term basis. In addition to the negative impact on interest income, non-performing assets also increase operating costs due to the expense of collection efforts. It is Southern’s policy to place all loans which are past due 90 days or more on non-accrual status, subject to exceptions made on a case by case basis.

     Southern had $3.2 million in loans which were nonperforming (nonaccrual) at December 31, 2002, or 0.48% of total loans. Southern also had $126,000 in accruing loans which were past due more than 90 days on December 31, 2002. Southern had $2.6 million in loans which were nonperforming (nonaccrual) at December 31, 2001, or 0.58% of total loans. Southern also had $1.2 million in accruing loans which were past due more that 90 days on December 31, 2001.

     Non-performing loans at December 31, 2002 principally consisted of commercial and residential real estate loans. Southern believes that its non-performing loans are well secured and are unlikely to result in any material losses.

     The following table sets forth certain information regarding nonaccrual loans and foreclosed assets, including the ratio of such loans and foreclosed assets to total assets as of the dates indicated:

	Year Ended December 31,

	2002	2001	2000	1999	1998

Nonperforming (nonaccrual) loans:
Residential real estate loans	$1,189	888	—	—	—
Commercial real estate	1,749	1,699	2,014	—	—
Commercial loans	207	—	—	—	—
Consumer loans and other	9	1	—	—	—

Total nonperforming (nonaccrual) loans	3,154	2,588	2,014	—	—

Total nonperforming(nonaccrual) loans to total assets	.48%	.58%	.96%	—%	—%

Foreclosed assets:
Assets acquired by foreclosure or deed in lieu of foreclosure	302	907	—	—	—

Total nonperforming loans (nonaccrual) and foreclosed assets	$3,456	3,495	2,014	—	—

Total nonperforming (nonaccrual) and Foreclosed assets to total assets	.52%	.78%	.96%	—%	—%

     To date, Southern has incurred only a modest level of loan losses, primarily due to its short operating history. Southern expects that its level of loan losses will increase in the future as Southern’s loan portfolio matures. However, Southern believes that its allowance for loan losses will be sufficient to absorb these loan losses.

Allowance and Provision for Loan Losses

     Southern evaluates the adequacy of its allowance for loan losses as part of Southern’s on-going credit review and approval process. The review process is intended to identify, as early as possible, customers who may be facing financial difficulties. Once identified, the extent of the client’s financial difficulty is carefully monitored by Southern’s credit administrator, who recommends to the directors’ loan committee the portion of any credit that needs a specific reserve allocation or should be charged off. Other factors considered by the loan committee in evaluating the adequacy of the allowance include overall loan volume, historical net loan loss experience, the level and composition of nonaccrual and past due loans, local economic conditions, and value of any collateral. From time to time, specific amounts of the reserve are designated for certain loans in connection with the loan review officer’s analysis of the adequacy of the allowance for loan losses.

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

     Southern believes that the overall credit quality of its loan portfolio is strong, as evidenced by the fact that it has had only $3.3 million and $3.8 million in nonaccrual and accruing loans past due more than ninety days at December 31, 2002 and 2001, respectively. The low level of non-performing loans and charge-offs may be due, in large part, to Southern’s relatively short operating history. Southern expects that it will have additional non-performing loans and charge-offs in the future as its loan portfolio matures. However, Southern believes that its allowance for loan losses will be sufficient to absorb these loan losses. To date, Southern has sought to maintain its allowance for loan losses in excess of 1% of total loans. At December 31, 2002, its allowance was $6.3 million or 1.23% of total loans and $4.5 million or 1.24% of total loans at December 31, 2001.

     Interest income that would have been recorded under the original terms of nonaccrual loans and the interest income actually recognized are summarized below:

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Interest income that would have been recognized	$223	326	117	—	—
Interest income recognized	—	(80)	(22)	—	—

Interest foregone	$223	246	95	—	—

     The following table sets forth information with respect to activity of Southern’s allowance for loan losses for the periods indicated:

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Average loans outstanding, net	$419,996	257,432	105,566	26,915	601

Allowance at beginning of year	4,457	1,795	621	12	—

Allowance acquired upon merger	—	537	—	—	—

Charge-offs:
Commercial loans	(469)	(99)	—	—	—
Consumer loans	(94)	(25)	—	—	—
Residential loans	(64)	(102)	—	—	—

Total loans charged-off	(627)	(226)	—	—	—

Recoveries	27	—	—	—	—

Net charge-offs	(600)	(226)	—	—	—

Provision for loan losses charged to operating expenses	2,405	2,351	1,174	609	12

Allowance at end of year	$6,262	4,457	1,795	621	12

Percentage of net charge-offs to average loans outstanding	.14%	0.09%	—%	—%	—%

Allowance as a percent of total loans at end of year	1.23%	1.24%	1.17%	1.00%	.99%

Total loans at end of year	$508,827	358,870	153,544	62,024	1,215

     The following table further summarizes the allocation of the allowance for loan losses by type of loan at December 31, 2002, 2001, 2000, 1999 and 1998.

Allocation of Allowance for Loan Losses

	December 31,		December 31,		December 31,		December 31,		December 31,

	2002		2001		2000		1999		1998

		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	($ in thousands)
Commercial	$1,252	23.1%	$881	24.5%	$293	22.8%	$191	30.8%	$10	90.0%
Commercial real estate	2,675	41.0	1,138	31.7	462	26.2	165	31.2	—	—
Real estate- construction	1,290	23.8	1,182	33.0	481	40.7	132	25.4	—	—
Residential real estate	612	9.6	136	7.6	55	7.2	32	6.9	1	4.1
Consumer loans and Other	248	2.5	233	3.2	99	3.1	71	5.7	1	5.9
Unallocated general reserves	185	—	887	—	405	—	30	—	—	—

Total allowance for loan Losses	$6,262	100.0%	$4,457	100.0%	$1,795	100.0%	$621	100.0%	$12	100.0%

     The following table displays loan originations by type of loan and principal reductions during the years ended December 31, 2002, 2001 and 2000.

Loan Originations and Principal Reductions

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Originations:
Commercial loans	$108,579	69,845	42,702	27,708	1,093
Commercial real estate	193,616	82,720	49,034	28,563	—
Residential real estate loans	45,696	21,666	13,495	5,712	50
Construction	112,710	109,066	76,213	22,850	—
Consumer loans and other	11,849	6,640	5,729	5,128	72

Total loans originated	472,450	289,937	187,173	89,961	1,215
Acquired with merger with Peninsula Bancorp, Inc.	—	43,277	—	—	—
Principal reductions	(322,493)	(127,888)	(95,653)	(29,151)	—

Increase in gross loans	$149,957	205,326	91,520	60,810	1,215

Southern’s Financial Condition

     Southern’s goal is to maintain a high quality and liquid balance sheet. Southern seeks to achieve this objective through a high quality portfolio of investment securities with short to medium term maturities, and a high quality portfolio of real estate, commercial and consumer loans.

     Cash and Cash Equivalents. Southern had cash and cash equivalents of $35.7 million at December 31, 2002, compared to $30.0 million at December 31, 2001.

     Securities. In 2002, securities averaged $58.0 million or 11.0% of total earning assets, as compared to $25.4 million, or 7.9% in 2001. Southern’s strategy for its investment account is to maintain a high quality portfolio with generally short to medium term maturities. Securities were $93.1 million at December 31, 2002, and $41.5 million at December 31, 2001. The growth in securities reflects the overall increase in Southern’s assets. Southern is seeking to reduce its level of securities through loan growth. The following tables sets forth information regarding the investment portfolio at December 31, 2002, 2001, 2000, 1999 and 1998.

Remaining Maturity and Average Yield of Investment Securities
December 31, 2002

	Less than		One to Five				More than
	One Year		Years		Five to Ten Years		Ten Years		Total

	Carrying		Carrying		Carrying		Carrying		Carrying
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

Securities of U.S government agencies and corporations	$1,205	5.30%	$19,759	4.67%	$10,297	5.74%	$—	—%	$31,261	5.05%

Municipal bonds	—	—	—	—	—	—	259	4.85	259	4.85

Mortgage-backed Securities									61,609	5.25

Total	$1,205	5.30%	$19,759	4.67%	$10,297	5.74%	$259	4.85%	$93,129	5.18%

     Loans. Loans averaged $420.0 million in 2002 and $257.4 million in 2001. Net loans grew from $150.7 million at December 31, 2000, to $352.2 million at December 31, 2001 and to $500.3 million at December 31, 2002.

     Interest-Bearing Liabilities. Interest-bearing liabilities primarily consist of deposits and federal funds purchased. Total interest-bearing liabilities increased from $182.2 million at December 31, 2000, to $400.0 million at December 31, 2001 and $535.5 million at December 31, 2002. Total interest-bearing liabilities averaged $458.2 million in 2002 and $278.3 million in 2001. There was also a significant increase in time deposits of $104.2 million or 64% compared to 2001. The growth in Southern’s deposits reflects Southern’s marketing efforts to obtain deposits in southeast Florida for its new Boca Raton bank. Southern believes that attracting deposits is an important step in establishing this bank in its target market.

     The following table sets forth information regarding Southern’s average deposits for 2002.

Average Deposits

	2002		2001		2000

		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

	(in thousands)
Demand deposits-non-interest bearing	$49,058	—%	$34,195	—%	$17,513	—%
Savings and NOW accounts	138,221	2.41%	101,299	4.85%	18,089	3.88%
Money market accounts	75,404	2.38%	29,516	3.37%	17,774	4.66%
Time deposits	242,410	4.09%	146,272	5.77%	73,749	6.26%

Total deposits	$505,093	2.98%	$311,282	4.61%	$127,125	4.84%

     The following table summarizes the maturity of time deposits over $100,000 at December 31, 2002.

Summary of Time Deposits over $100,000 by Maturity
(in thousands)

December 31, 2002
Three months or less	$11,190
Three to Six months	4,867
Six to Twelve months	9,881
Over Twelve months	98,738

Total	$124,676

     The following table sets forth the net deposit flows during the year ended December 31, 2002, 2001 and 2000:

Net Deposit Flows
(in thousands)

	December 31,

	2002	2001	2000

Net increase before interest credited	$178,257	206,552	$111,138
Net credited	15,187	11,196	6,024

Net deposit increase	$193,444	217,748	$117,162

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

     Regular monitoring of assets and liabilities that are rate sensitive within 90 days, one year and three years is an integral part of Southern’s rate-sensitivity management process. It is Southern’s policy to maintain a reasonable balance of rate-sensitive assets and liabilities on a cumulative one-year basis, thus minimizing net interest income exposure to changes in interest rates. A ratio of 1.0 represents perfect matching of interest-earning assets and interest-bearing liabilities. Southern’s sensitivity position at December 31, 2000, 2001 and 2002 was such that net interest income would increase modestly if there were an increase in short-term interest rates.

     Southern monitors the interest rate risk sensitivity with traditional gap measurements. The gap table has certain limitations in its ability to accurately portray interest sensitivity; however, it does provide a static reading of Southern’s interest rate risk exposure.

     The following tables show the repricing structure of Southern’s balance sheet at December 31, 2002, 2001 and 2000 with each maturity interval referring to the earliest repricing opportunity for each asset and liability. The earliest repricing opportunity is the earlier of scheduled contractual maturities or the next reset date. Liability sensitive means interest sensitive liabilities subject to repricing exceeded interest sensitive assets subject to repricing on a 365-day basis. Southern was liability sensitive to the extent of $37.9 million and $63.8 million at December 31, 2002 and 2001, respectively. This negative gap at December 31, 2002 and 2001 was 5.8% and 14.2%, respectively of total assets. Southern’s target gap position is in the range of negative 20% to positive 20%. Southern measures its gap position as a percentage of its total assets. The improvement in Southern’s gap position reflects a shift in deposits, particularly certificates of deposit, to longer maturities, and Southern’s relatively high level of cash and cash equivalents.

     While the absolute level of gap is a measurement of interest rate risk, the quality of the assets and liabilities in the balance sheet must be analyzed in order to understand the degree of interest rate risk taken by Southern. Southern does not invest in any derivative products in order to manage or hedge its interest rate risk.

Interest Rate Sensitivity & Gap Report
December 31, 2002
(Dollars in Thousands)

				Over 3 Yrs.
	3 Mos.	3 Mos.	Over 1 Yr.	to
	or less	to Yr.	to 3 Yrs.	5 Yrs.	Over 5 Yrs.	Total

Assets:
Loans (1)	$292,917	26,287	131,340	42,670	15,613	508,827
Securities	1,223	41	7,284	44,364	40,217	93,129
Other interest-earning Assets (2)	16,808	—	—	—	—	16,808

Total interest-earning assets	310,948	26,328	138,624	87,034	55,830	618,764

Interest-bearing liabilities:
Savings and NOW Deposits (3)	153,207	—	—	—	—	153,207
Money-market deposits (3)	101,800	—	—	—	—	101,800
Time deposits (3)	54,614	64,140	157,561	2,782	—	279,097
Other borrowings	1,423	—	—	—	—	1,423

Total interest-bearing Liabilities	311,044	64,140	157,561	2,782	—	535,527

GAP	(96)	(37,812)	(18,937)	84,252	55,830	83,237

Cumulative GAP	(96)	(37,908)	(56,845)	27,407	83,237

Ratio of interest-earning assets to interest-bearing liabilities	1.00	.41	.88	31.29	N/A	1.16

Cumulative ratio of interest-earning assets to interest-bearing liabilities	1.00	.90	.89	1.05	1.16

Cumulative GAP to total assets	(.01)%	(5.8)%	(8.6)%	4.2%	12.6%

Notes to Preceding Table

(1)	In preparing the above table, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.

(2)	Includes interest-earning deposits and federal funds sold, which reprice daily and Federal Home Loan Bank Stock, which reprices quarterly.

(3)	Savings, NOW and money-market deposits are regarded as readily accessible withdrawable accounts. Time deposits are scheduled according to their respective maturity dates.

Interest Rate Sensitivity & Gap Report
December 31, 2001
(Dollars in Thousands)

				Over 3 Yrs.
	3 Mos.	3 Mos.	Over 1 Yr.	to
	or less	to Yr.	to 3 Yrs.	5 Yrs.	Over 5 Yrs.	Total

Assets:
Loans(1)	220,357	24,373	45,293	31,272	37,575	358,870
Securities	—	761	19,508	16,719	4,484	41,472
Other interest-earning assets(2)	15,716	—	—	—	—	15,716

Total interest-earning assets	236,073	25,134	64,801	47,991	42,059	416,058

Interest-bearing liabilities:
Savings and NOW deposits(3)	140,354	—	—	—	—	140,354
Money-market deposits(3)	37,379	—	—	—	—	37,379
Time deposits(3)	114,223	31,424	37,708	1,488	—	184,843
Other borrowings	1,658	—	—	—	—	1,658

Total interest-bearing liabilities	293,614	31,424	37,708	1,488	—	364,234

GAP	(57,541)	(6,290)	27,093	46,503	42,059	51,824

Cumulative GAP	(57,541)	(63,831)	(36,738)	9,765	51,824

Ratio of interest-earning assets to interest-bearing liabilities	.80	.80	1.72	32.25	N/A	1.14

Cumulative ratio of interest-earning assets to interest-bearing liabilities	.80	.80	.90	1.03	1.14

Cumulative GAP to total assets	(12.8)	(14.2)	(8.2)	2.2	11.5

Notes to Preceding Table

(1)	In preparing the above table, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.

(2)	Includes interest-earning deposits and federal funds sold, which reprice daily and Federal Home Loan Bank Stock, which reprices quarterly.

(3)	Savings, NOW and money-market deposits are regarded as readily accessible withdrawable accounts. Time deposits are scheduled according to their respective maturity dates.

Interest Rate Sensitivity & Gap Report
December 31, 2000
(Dollars in Thousands)

				Over 3 Yrs.
	3 Mos.	3 Mos.	Over 1 Yr.	to
	or less	to Yr.	to 3 Yrs.	5 Yrs.	Over 5 Yrs.	Total

Assets:
Loans(1)	$95,843	3,980	15,892	16,073	21,756	153,544
Securities	—	—	1,188	1,483	16,075	18,746
Other interest-earning assets(2)	12,963	—	—	—	—	12,963

Total interest-earning assets	$108,806	3,980	17,080	17,556	37,831	185,253

Interest-bearing liabilities:
Savings and NOW deposits(3)	$39,610	—	—	—	—	39,610
Money-market deposits(3)	17,118	—	—	—	—	17,118
Time deposits(3)	50,856	44,606	6,801	842	—	103,105

Total interest-bearing liabilities	$107,584	44,606	6,801	842	—	159,833

GAP	$1,222	(40,626)	10,279	16,714	37,831	25,420

Cumulative GAP	$1,222	(39,404)	(29,125)	(12,411)	25,420

Ratio of interest-earning assets to interest-bearing liabilities	1.01	0.09	2.51	20.9	N/A	1.16

Cumulative ratio of interest-earning assets to interest-bearing liabilities	1.01	0.74	0.82	0.92	1.16

Cumulative GAP to total assets	.01%	(18.7)%	(13.8)%	(5.9)%	12.1%

Notes to Preceding Table

(1)	In preparing the above table, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.

(2)	Includes federal funds sold, which reprice daily and Federal Home Loan Bank Stock, which reprices quarterly.

(3)	Savings, NOW and money-market deposits are regarded as readily accessible withdrawable accounts. Time deposits are scheduled according to their respective maturity dates.

Capital

     One of Southern’s primary objectives is to maintain a strong capital position to merit the confidence of customers, bank regulators and shareholders. A strong capital position helps Southern to withstand unforeseen adverse developments and to take advantage of attractive lending and investment opportunities when they raise.

     Southern completed a public offering of its common stock in 2002 in order to capitalize on its new Boca Raton bank. Pursuant to the offering, Southern received a total at $12.1 million in proceeds from the sale of 1,151,047 shares.

     Under the rules of the Federal Deposit Insurance Corporation pertaining to risk-based capital, Southern had a ratio of tier one capital to risk-weighted assets of 9.57% at December 31, 2002 and 9.77% at December 31, 2001, and a ratio of total capital to risk-weighted assets of 10.64% at December 31, 2002 and 10.86% at December 31, 2001. These risk-based capital ratios are in excess of the minimum requirements of 4% for tier one and 8% for total risk-based capital ratios established by the federal regulations. Southern has committed to the Federal Reserve that it will maintain, on a consolidated basis, a ratio of total capital to risk-based assets of at least 10% until January 2004.

     The following table sets forth Southern’s required and actual capital amounts and percentages at December 31, 2002 and 2001 (dollars in thousands):

	December 31, 2002

	Actual		Required

	Amount	%	Amount	%

Tier 1 Capital
(to Risk-Weighted Assets)	$56,172	9.57%	$23,475	4.0%
Total Capital
(to Risk-Weighted Assets)	$62,434	10.64%	$46,949	8.0	%(1)
Tier 1 Capital
(to Total Assets)	$56,172	8.71%	$25,796	4.0%

	December 31, 2001

	Actual		Required

	Amount	%	Amount	%

Tier 1 Capital
(to Risk-Weighted Assets)	$40,053	9.77%	$16,398	4.0%
Total Capital
(to Risk-Weighted Assets)	$44,510	10.86%	$32,788	8.0	%(1)
Tier 1 Capital
(to Total Assets)	$40,053	9.39%	$17,062	4.0%

(1)	Southern has committed to the Federal Reserve to maintain a ratio of 10% through January 2004.

     Southern will need to raise additional capital in the future to support the planned expansion of its business. In this connection, Southern is currently planning to conduct an additional offering of its common stock during 2003.

Impact of Inflation and Changing Prices

     The financial statements and related data presented in this report have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of Southern’s assets and liabilities of are monetary in nature. As a result, interest rates have a more significant impact on Southern’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss from adverse changes in market prices and rates. Southern’s market risk arises primarily from interest rate risk inherent in Southern’s lending and deposit taking activities. Southern has little or no risk related to trading account, commodities or foreign exchange.

     Southern actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on its net interest income and capital, while adjusting its asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact Southern’s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

Future Accounting Requirements

     Recent Pronouncements. In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to materially affect the consolidated financial statements.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached hereto and filed as part of this Form 10-KSB are the consolidated financial statements required by Regulation S-B.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information with respect to Southern’s executive officers.

Name	Age	Principal Positions

Dennis G. Bedley	46	Director of Southern and President of Boca Raton Bank

Charlie W. Brinkley, Jr.	49	Chairman of the Board and Chief Executive Officer of Southern

Thomas H. Dargan, Jr.	48	Director of Southern and President of Daytona Beach Bank

Sharyn E. Dickerson	54	Executive Vice President and Chief Information Officer of Southern

Richard L. Garner	49	Director of Southern and Chief Executive Officer of Bonita Springs Bank

Stephen R. Jeuck	51	Controller of Southern

John G. Squires	56	President, Chief Financial Officer and Director of Southern and Chief Executive Officer of Orlando Bank

Joel E. Whittenhall	43	Director of Southern and President of Bonita Springs Bank

     Dennis G. Bedley has served as a director of Southern as well as president of the Boca Raton bank since August 2002. From March 2001 to August 2002, he also served as the vice president of Southern, as well as the vice president of the Orlando bank. From 1998 through March 2001, he was president of Colonial Bank, West Palm Beach, Florida. From 1996 to 1998, he was a senior banking executive for Capital Bank in Fort Lauderdale, Florida.

     Charlie W. Brinkley, Jr. has served as chairman of the board and chief executive officer of Southern since its organization in 1999, and chairman of our Orlando bank since 1999. He also serves as a director of our Boca Raton and Bonita Springs banks. Mr. Brinkley was an organizing director of Southern Bank of Central Florida and served as its only president and chief executive officer from 1988 to 1996 when it was acquired by Colonial Bank of Montgomery, Alabama. From 1996 until 1998, Mr. Brinkley continued to serve as president of Colonial Bank, Florida region. Mr. Brinkley began his banking career in the Orlando area in 1978 at ComBank of Casselberry, which was acquired by Freedom Savings and Loan Association in 1983.

     Thomas H. Dargan, Jr. has served as a director Southern since 2001 and has served as president and chief executive officer of Peninsula Bank (now known as Southern Community Bank, Atlantic) since its founding in 1998. He has 22 years of banking experience in Florida, including 15 years in the Daytona Beach community. He served as president and chief executive officer of Tomoka State Bank from 1994 until its sale in 1997 to Colonial Bank. Subsequent to the transaction, he served as president for the Volusia area of Colonial Bank.

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

     Stephen R. Jeuck has served as controller of Southern since its organization in 1999, and as vice president and chief financial officer of our Orlando bank since its organization in 1998. From 1995 until 1997, Mr. Jeuck served as vice president and controller of Southern Bank of Central Florida and Colonial Bank, Florida.

     John G. Squires has served as president of Southern since its organization in 1999, and as chief executive officer of our Orlando bank since its organization in 1998. He also serves as our chief financial officer and as a director of our Boca Raton and Bonita Springs banks. Mr. Squires was also an organizing director of Southern Bank of Central Florida in 1988 and served as its vice-chairman until its acquisition by Colonial Bank in 1996. From 1996 until 1997, Mr. Squires continued to serve as an executive vice president and director of Colonial Bank, Florida region. Mr. Squires began his Florida banking career in 1978 as president and director of ComBank of Casselberry which was acquired by Freedom Savings and Loan Association in 1983.

     Joel E. Whittenhall has served as a vice president of Southern since 2000 and as a director since 2001. He also has served as president, chief lending officer and director of our Bonita Springs bank since 2001. He previously served as executive vice president and senior lending officer of First National Bank of Florida (subsequently acquired by Colonial Bank) from 1994 to 1999.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information required by Item 10 regarding executive officers is set forth at the end of the Part II of this Annual Report on Form 10-KSB.

     Information set forth in the 2003 Proxy Statement under the caption “Election of Directors” is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

     The information set forth in the 2003 Proxy Statement under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 11.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption “Principal Shareholders and Security Ownership of Management” in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption “Transactions with Management and Others” in the 2003 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

3.1	Articles of Incorporation, as amended, of Registrant (a)
3.2	Bylaws of Registrant (a)
4.1	Specimen Common Stock Certificate of Registrant (a)
10.1	Employees’ Incentive Stock Option Plan of Registrant (a)
10.2	Directors’ Statutory Stock Option Plan of Registrant (a)
10.3	Amended and Restated Employee Stock Purchase Plan of Registrant (a)
10.4	Salary Continuation Agreement between the Registrant and Charlie W. Brinkley, Jr. dated February 23, 1999 (a)
10.5	Salary Continuation Agreement between the Registrant and John G. Squires dated February 23, 1999 (a)
10.6	Salary Continuation Agreement between the Registrant and Dennis Bedley dated February 26, 2003
10.7	Salary Continuation Agreement between the Registrant and Richard Garner dated July 11, 2003
10.8	Salary Continuation Agreement between the Registrant and Joel Whittenhall dated July 11, 2003
10.9	Lease Agreement dated April 22, 1998 between Marx Realty and Improvement Co., Inc. and Registrant (a)
10.10	Lease Agreement dated November 30, 1998 between Patrick J. Armstrong and Registrant(a)
10.11	Electronic Data Processing Agreement dated August 12, 1998 between the Registrant and First Commerce Technologies, Inc.(a)
10.12	Restricted Stock Agreement made effective as of January 1, 1999 between the Registrant and Charlie W. Brinkley, Jr. (a)
10.13	Purchase and Sale Agreement dated September 25, 2000 between Bank of America, N.A. and Southern Community Bank (b)
10.14	2001 Equity Incentive Plan (e)
10.15	Agreement regarding Termination Benefits dated as of November 17, 2000 between the Registrant and Charlie Brinkley.
10.16	Agreement regarding Termination Benefits dated as of November 20, 2000 between the Registrant and John Squires.
10.17	Agreement regarding Termination Benefits dated as of June 6, 2002 between the Registrant and Dennis Bedley.
10.18	Agreement regarding Termination Benefits dated as of June 6, 2002 between the Registrant and Richard Garner.
10.19	Agreement regarding Termination Benefits dated as of June 6, 2002 between the Registrant and Joel Whittenhall.
21.1	List of Subsidiaries of Registrant
99.1	Certification under Section 906 of Sarbanes Oxley Act of 2002

(a)	Previously filed as an Exhibit to Southern’s Registration Statement on Form SB-2 (File No. 333-35548).

(b)	Previously filed as an Exhibit to Southern’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000 (filed with the Commission on October 20, 2000).

(c)	Previously filed as an Exhibit to Southern’s quarterly report on Form 10-QSB for the Quarter ended March 31, 2001 (filed with the Commission on May 15, 2001).

(B)  Reports on Form 8-K. None.

ITEM 14.           CONTROLS AND PROCEDURES

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

Name	Title	Date

/s/ Charlie W. Brinkley, Jr. Charlie W. Brinkley, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 12, 2003

/s/ John G. Squires John G. Squires	President, Chief Financial Officer and Director (Principal Executive Officer)	March 12, 2003

George D. Anderson	Director	March , 2003

/s/ Dennis G. Bedley Dennis G. Bedley	Director	March 12, 2003

/s/ Alfred J. Cinque Alfred J. Cinque	Director	March 12, 2003

/s/ Thomas H. Dargan, Jr. Thomas H. Dargan, Jr.	Director	March 12, 2003

/s/ P.T. Fleuchaus P.T. Fleuchaus	Director	March 12, 2003

/s/ Richard L. Garner Richard L. Garner	Director	March 12, 2003

/s/ Dennis E. Gilkey Dennis E. Gilkey	Director	March 12, 2003

/s/ Jennings L. Hurt, III Jennings L. Hurt, III	Director	March 12, 2003

Clark D. Jensen	Director	March , 2003

/s/ Sanford Miller Sanford Miller	Director	March 12, 2003

/s/ Sal A. Nunziata Sal A. Nunziata	Director	March 12, 2003

/s/ John K. Ritenour John K. Ritenour	Director	March 12, 2003

Stanley H. Sandefur	Director	March , 2003

Name	Title	Date

Gregory K. Talbott	Director	March , 2003

/s/ Joel E. Whittenhall Joel E. Whittenhall	Director	March 12, 2003

/s/ Stephen R. Jeuck Stephen R. Jeuck	Controller (Chief Accounting Officer)	March 12, 2003

CERTIFICATIONS

I, Charlie W. Brinkley, Jr., certify, that:

1.	I have reviewed this annual report on Form 10-KSB of Southern Community Bancorp;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 12, 2003	By:	/s/ Charlie W. Brinkley

Charlie W. Brinkley, Jr., Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

I, John G. Squires, certify, that:

1.	I have reviewed this annual report on Form 10-KSB of Southern Community Bancorp;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 12, 2003	By:	/s/ John G. Squires

John G. Squires, President and Chief Financial Officer

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

     All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related Notes.

Independent Auditors’ Report

The Board of Directors
Southern Community Bancorp
Orlando, Florida:

     We have audited the accompanying consolidated balance sheets of Southern Community Bancorp and subsidiaries (the “Company”) at December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

HACKER, JOHNSON & SMITH PA
Orlando, Florida
January 24, 2003

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets
($ in thousands, except per share amounts)

	At December 31,

	2002	2001

Assets
Cash and due from banks	$19,127	14,490
Interest-bearing deposits	12,077	135
Federal funds sold	4,519	15,504

Cash and cash equivalents	35,723	30,129
Securities available for sale	89,677	41,472
Securities held to maturity	3,452	—
Loans, net of allowance for loan losses of $6,262 in 2002 and $4,457 in 2001	500,267	352,161
Accrued interest receivable	2,806	2,083
Federal Home Loan Bank stock, at cost	212	212
Premises and equipment, net	18,852	16,229
Deferred income tax asset	1,424	1,236
Foreclosed assets, net	302	907
Cash surrender value of bank-owned life insurance	4,954	3,445
Goodwill	971	971
Other assets	146	282

Total assets	$658,786	449,127

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	59,313	37,397
Money-market deposits	101,800	37,379
Savings and NOW deposits	153,207	140,354
Time deposits	279,097	184,843

Total deposits	593,417	399,973
Other borrowings	1,423	1,658
Official checks	3,787	3,308
Other liabilities	2,060	1,840

Total liabilities	600,687	406,779

Commitments and contingencies (Notes 4, 8 and 16)
Stockholders’ equity:
Common stock, $1 par value, 10,000,000 shares authorized, 6,693,064 and 5,460,202 shares issued and outstanding in 2002 and 2001	6,693	5,460
Additional paid-in capital	49,654	38,206
Retained earnings (accumulated deficit)	795	(1,406)
Accumulated other comprehensive income	957	88

Total stockholders’ equity	58,099	42,348

Total liabilities and stockholders’ equity	$658,786	449,127

See accompanying Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Operations
($ in thousands, except per share amounts)

	Year Ended December 31,

	2002	2001	2000

Interest income:
Loans	$29,993	21,455	10,702
Securities	2,597	1,404	1,123
Other interest-earning assets	880	1,573	687

Total interest income	33,470	24,432	12,512

Interest expense:
Deposits	15,046	14,339	6,149
Other borrowings	26	33	52

Total interest expense	15,072	14,372	6,201

Net interest income	18,398	10,060	6,311
Provision for loan losses	2,405	2,351	1,174

Net interest income after provision for loan losses	15,993	7,709	5,137

Noninterest income:
Service charges on deposit accounts	624	372	266
Other fees	976	404	128
Gain on the sale of securities available for sale	120	642	30
Earnings on bank-owned life insurance	204	166	84
Other income	673	270	87

Total noninterest income	2,597	1,854	595

Noninterest expenses:
Salaries and employee benefits	7,998	5,307	2,035
Occupancy expense	2,982	1,926	980
Preopening expenses	133	133	659
Data processing	1,019	727	287
Printing and office supplies	375	312	164
Marketing and advertising	381	276	211
Professional fees	554	474	175
Other expense	1,670	1,283	522

Total noninterest expenses	15,112	10,438	5,033

Earnings (loss) before income taxes (benefit)	3,478	(875)	699
Income taxes (benefit)	1,277	(295)	299

Net earnings (loss)	$2,201	(580)	400

Earnings (loss) per share:
Basic	$.36	(.12)	.20

Diluted	$.35	(.12)	.20

See accompanying Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2002, 2001 and 2000
($ in thousands)

					Accumulated
					Other
				Retained	Compre-
			Additional	Earnings	hensive	Total
	Common Stock		Paid-In	(Accumulated	Income	Stockholders'
	Shares	Amount	Capital	Deficit)	(Loss)	Equity

Balance at December 31, 1999	884,425	$885	12,381	(1,226)	(201)	11,839

Comprehensive income:
Net earnings	—	—	—	400	—	400
Net change in unrealized gain on securities available for sale, net of tax	—	—	—	—	485	485

Comprehensive income						885

Common stock issued as compensation	250	—	4	—	—	4
Sale of common stock in connection with 401(k) Profit Sharing Plan	5,155	5	72	—	—	77
Sale of common stock in connection with Employee Stock Purchase Plan	986	1	14	—	—	15
Proceeds from common stock offering, net of offering costs of $152	829,282	829	12,702	—	—	13,531

Balance at December 31, 2000	1,720,098	1,720	25,173	(826)	284	26,351

Comprehensive income (loss):
Net loss	—	—	—	(580)	—	(580)
Net change in unrealized gain on securities available for sale, net of tax benefit	—	—	—	—	(196)	(196)

Comprehensive income (loss)						(776)

Common stock issued as compensation	750	1	10	—	—	11
Sale of common stock in connection with 401(k) Profit Sharing Plan	7,816	8	109	—	—	117
Sale of common stock in connection with Employee Stock Purchase Plan	5,548	5	79	—	—	84
Proceeds from common stock offering, net of offering costs of $5	66,001	66	1,018	—	—	1,084
Proceeds from private placement common stock offering, net of offering costs of $4	305,975	306	4,876	—	—	5,182
Common stock issued in connection with merger with Peninsula Bancorp, Inc.	623,913	624	9,671	—	—	10,295
Two-for-one stock split	2,730,101	2,730	(2,730)	—	—	—

Balance at December 31, 2001	5,460,202	$5,460	38,206	(1,406)	88	42,348

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity, Continued

Years Ended December 31, 2002, 2001 and 2000
($ in thousands)

					Accumulated
					Other
				Retained	Compre-
	Common Stock		Additional	Earnings	hensive	Total
			Paid-In	(Accumulated	Income	Stockholders'
	Shares	Amount	Capital	Deficit)	(Loss)	Equity

Balance at December 31, 2001	5,460,202	$5,460	38,206	(1,406)	88	42,348

Comprehensive income:
Net earnings	—	—	—	2,201	—	2,201
Net change in unrealized gain on securities available for sale, net of tax	—	—	—	—	869	869

Comprehensive income						3,070

Common stock issued as compensation	17,353	18	125	—	—	143
Sale of common stock in connection with 401(k) Profit Sharing Plan	34,569	35	250	—	—	285
Sale of common stock in connection with Employee Stock Purchase Plan	15,393	15	112	—	—	127
Sale of common stock in connection with employment agreements	14,500	14	109	—	—	123
Proceeds from common stock offering, net of offering costs of $83	1,151,047	1,151	10,852	—	—	12,003

Balance at December 31, 2002	6,693,064	$6,693	49,654	795	957	58,099

See accompanying Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net earnings (loss)	$2,201	(580)	400
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	2,405	2,351	1,174
Depreciation and amortization	1,314	774	346
Amortization of goodwill	—	35	—
Deferred income taxes (benefit)	(658)	(881)	299
Net amortization of deferred loan fees	(841)	(302)	—
Net amortization of premiums and discounts on securities	203	(29)	(36)
Common stock issued as compensation	143	11	4
Gain on sale of securities available for sale	(120)	(642)	(30)
Earnings on bank owned life insurance	(204)	(166)	(84)
Increase in accrued interest receivable	(723)	(659)	(600)
Decrease (increase) in other assets	136	(53)	(22)
Increase in official checks	479	1,732	784
Increase in other liabilities	220	886	491

Net cash provided by operating activities	4,555	2,477	2,726

Cash flows from investing activities:
Purchase of bank owned life insurance	(1,305)	(692)	(2,503)
Proceeds from sale of securities available for sale	23,247	17,032	8,931
Maturities and repayments of securities available for sale	28,932	25,622	1,191
Purchases of securities available for sale	(99,128)	(61,120)	(16,057)
Purchase of securities held to maturity	(3,452)	—	—
Net increase in loans	(149,389)	(161,926)	(90,546)
Purchases of premises and equipment	(3,937)	(6,458)	(5,733)
Net proceeds from sale of premises and equipment	—	1,215	—
Cash and cash equivalents acquired in connection with merger with Peninsula Bancorp, Inc.	—	12,127	—
Proceeds from sale of foreclosed assets, net	324	283	—

Net cash used in investing activities	(204,708)	(173,917)	(104,717)

Cash flows from financing activities:
Net increase in deposits	193,444	167,588	117,162
Net (decrease) increase in other borrowings	(235)	201	—
Net decrease in federal funds purchased	—	—	(6,000)
Proceeds from issuance of common stock, net	12,538	6,467	13,623

Net cash provided by financing activities	205,747	174,256	124,785

Net increase in cash and cash equivalents	5,594	2,816	22,794
Cash and cash equivalents at beginning of year	30,129	27,313	4,519

Cash and cash equivalents at end of year	$35,723	30,129	27,313

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued
(In thousands)

	Year Ended December 31,

	2002	2001	2000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$15,121	13,982	6,077

Income taxes	$1,641	427	—

Noncash financing and investing activities:
Net change in accumulated other comprehensive income, unrealized gain (loss) on securities available for sale, net of tax	$869	(196)	485

Transfer of loans to foreclosed assets	$439	1,190	—

Loans originated on sales of foreclosed assets	$720	—	—

Assets and liabilities acquired in connection with Merger with Peninsula Bancorp, Inc. in 2001:
Securities available for sale	$—	3,890	—

Loans, net	$—	42,740	—

Premises and equipment	$—	2,054	—

Deposits	$—	50,160	—

Other borrowings	$—	1,457	—

Other assets, net of other liabilities	$—	95	—

Goodwill	$—	1,006	—

Common stock issued	$—	10,295	—

See accompanying Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001 and For Each of the
Years in the Three-Year Period Ended December 31, 2002

(1)	Summary of Significant Accounting Policies

Organization. Southern Community Bancorp (the “Holding Company”) is a multi-bank holding company and owns 100% of the outstanding common stock of Southern Community Bank, Southern Community Bank of Southwest Florida, Southern Community Bank, Atlantic and Southern Community Bank of South Florida (collectively, the “Banks”). Southern Community Bank of South Florida was formed in June 2002 and commenced operations on August 5, 2002. Southern Community Bank of Southwest Florida was formed in 2000 and commenced operations on January 2, 2001. The Holding Company acquired Southern Community Bank, Atlantic on April 30, 2001 in connection with its acquisition of Peninsula Bancorp, Inc. (See Note 18). Southern Community Bank, Atlantic, was known as Peninsula Bank, prior to its name change in January 2002. Southern Community Bank owns 100% of the outstanding common stock of Southern Community Insurance Agency, Inc. (the “Insurance Agency”) and 1600 East Robinson Street, Inc. In January 2001, the Holding Company acquired a 50% equity interest in Southern Community Bank Mortgage LLC (the “Mortgage Company”).

The Holding Company’s only business activity is the ownership of the Banks and other subsidiaries. The Banks are state (Florida) chartered commercial banks. The Banks offer a variety of financial services to individual and corporate customers through their fourteen banking offices located in Orange, Seminole, Volusia, Lee, Collier, Broward and Palm Beach Counties, Florida. The deposits of the Banks are insured by the Federal Deposit Insurance Corporation. The Insurance Agency refers customers of the Banks to insurance agencies for the purchase of insurance products. It also has equity interests of 50% and 25% in two title agencies. 1600 East Robinson Street, Inc. was formed in 2001 for the purpose of holding certain foreclosed assets and has been inactive since selling these assets in 2002. The Mortgage Company originates, processes and closes residential loans in central Florida.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The following summarizes the more significant of these policies and practices:

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

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within ninety days.

The Banks are required by law or regulation to maintain cash reserves in the form of vault cash or in a noninterest-earning account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks. These reserve balances at December 31, 2002 and 2001 were approximately $1.2 million and $670,000, respectively.

Securities. The Company may classify its securities as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in operations. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from operations and reported in other comprehensive income (loss). Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities are recognized in interest income using the interest method over the period to maturity.

Loans. Loans that management has the intent and the Company has the ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

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

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Allowance for Loan Losses, Continued. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Premises and Equipment. Land is carried at cost. Buildings, leasehold improvements and furniture and equipment are carried at cost, less accumulated depreciation and amortization computed principally using the straight-line method over the estimated useful lives of the assets. The Company amortizes leasehold improvements over the lease term, which could include lease renewal periods, if it is the intent of management to exercise the renewal option on the lease. The Company capitalizes interest during the construction period of major capital projects such as the construction of office facilities. Interest costs capitalized were approximately $44,000, $103,000 and $144,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

Goodwill. Goodwill resulted from the purchase of Peninsula Bancorp, Inc. in 2001 and represents the excess of the acquisition cost over the fair value of the net assets acquired. Prior to January 1, 2002, goodwill was amortized on the straight-line method over twenty years.

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Goodwill, Continued. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. SFAS 142 is effective for fiscal years beginning after December 15, 2001. In accordance with SFAS 142, the Company ceased amortizing goodwill totaling $971,000 as of January 1, 2002. Based on the impairment tests performed, there was no impairment of goodwill in 2002. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The following table presents the impact of SFAS 142 on net earnings (loss) had the accounting standard been in effect for the years ended December 31, 2001 and 2000 (in thousands):

	Year Ending December 31,

	2001	2000

Net earnings (loss) – as reported	$(580)	400
Adjustments:
Amortization of goodwill	35	—
Income tax benefit	(13)	—

Net earnings (loss) – adjusted	$(558)	400

The effect on basic and diluted earnings per share in 2001 was not material

Transfer of Financial Assets. Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity

Income Taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are provided against assets which are not likely to be realized

The Holding Company and its subsidiaries file a consolidated income tax return. Income taxes are allocated to the Holding Company and the subsidiaries as though separate income tax returns were filed

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Organizational and Preopening Costs. Preopening and organizational costs associated with Southern Community Bank of South Florida totaled approximately $83,000 in both 2002 and 2001 (net of tax benefits of approximately $50,000 for both periods) and were charged to expense as incurred during the organizational period during those years.

Preopening and organizational costs associated with Southern Community Bank of Southwest Florida totaled approximately $419,000 (net of tax benefit of approximately $240,000) and were charged to expense as incurred during the organization period in 2000.

Stock Compensation Plans. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively “SFAS No. 123”) encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under APB No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB No. 25 and, as a result, has provided proforma disclosures of net earnings (loss), earnings (loss) per share and other disclosures, as if the fair value based method of accounting had been applied.

Off-Balance Sheet Instruments. In the ordinary course of business, the Company has entered into off-balance-sheet instruments consisting of commitments to extend credit, standby letters of credit, undisbursed loans in process and unused lines of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

Fair Values of Financial Instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument or may not necessarily represent the underlying fair value of the Company. The following methods and assumptions were used by the Company in estimating fair values of financial instruments disclosed herein:

Cash and Cash Equivalents. The carrying amounts of cash and cash equivalents approximate their fair value.

Securities. Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Fair Values of Financial Instruments, Continued.
Federal Home Loan Bank Stock. Fair value of the Company’s investment in Federal Home Loan Bank stock is based on its redemption value, which is its cost of $100 per share

Loans. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain fixed-rate mortgage (e.g. one-to-four family residential), commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit Liabilities. The fair values disclosed for demand, NOW, money-market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of time deposits.

Accrued Interest. The carrying amounts of accrued interest approximate their fair values.

Other Borrowings. The carrying value of borrowings related to customer repurchase agreements approximate fair value.

Off-Balance-Sheet Instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Advertising. The Company expenses all media advertising as incurred.

Earnings (Loss) Per Share. Basic earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding. For 2002 and 2000 diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. For 2001 such options were antidilutive. Earnings (loss) per common share have been computed based on the following:

	Year Ended December 31,

	2002	2001	2000

Weighted-average number of common shares outstanding used to calculate basic earnings per common share	6,121,395	4,717,487	1,989,182
Effect of dilutive stock options	222,118	—	30,910

Weighted-average number of common shares outstanding used to calculate diluted earnings per common share	6,343,513	4,717,487	2,020,092

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Comprehensive Income (Loss). Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items along with net earnings (loss), are components of comprehensive income (loss). The components of other comprehensive income and related tax effects are as follows (in thousands):

	Before	Tax	After
	Tax	Effect	Tax

Year Ended December 31, 2002:
Unrealized holding gains	$1,459	515	944
Reclassification adjustment for gains included in net earnings	(120)	(45)	(75)

	$1,339	470	869

Year Ended December 31, 2001:
Unrealized holding gains	341	123	218
Reclassification adjustment for gains included in net loss	(642)	(228)	(414)

	$(301)	(105)	(196)

Year Ended December 31, 2000:
Unrealized holding gains	777	272	505
Reclassification adjustment for gains included in net earnings	(30)	(10)	(20)

	$747	262	485

Recent Pronouncements. In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to materially affect the consolidated financial statements

Reclassifications. Certain reclassifications have been made to prior period balances in order to conform to the current year presentation

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)	Securities
Securities have been classified according to management’s intent. The carrying amount of securities and their approximate fair value are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2002:
Available for Sale:
U.S. government agency securities	$30,629	632	—	31,261
Mortgage-backed securities	57,324	833	—	58,157
Municipal bonds	250	9	—	259

Total	$88,203	1,474	—	89,677

Held to Maturity -
Mortgage-backed security	$3,452	—	—	3,452

December 31, 2001-
Available for Sale-
U.S. government agency securities	$41,337	269	(134)	41,472

The following summarizes sales of securities available for sale (in thousands):

	Year Ended December 31,

	2002	2001	2000

Proceeds from sales	$23,247	17,032	8,931

Gross gains	120	644	30
Gross losses	—	(2)	—

Net gain	$120	642	30

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)	Securities, Continued
The scheduled maturities of securities at December 31, 2002 are as follows (in thousands):

	Available for Sale		Held to Maturity

	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value

Due in less than one year	$1,200	1,205	—	—
Due from one to five years	19,213	19,759	—	—
Due from five to ten years	10,216	10,297	—	—
Due more than ten years	250	259	—	—
Mortgaged-backed securities	57,324	58,157	3,452	3,452

	$88,203	89,677	3,452	3,452

At December 31, 2002 and 2001, the Company had pledged securities with carrying values of approximately $3.3 million and $3.1 million, respectively, for public deposits. In addition, at December 31, 2002 and 2001, securities with carrying values of approximately $3.6 million and $1.8 million, respectively, had been pledged as collateral for borrowings under customer repurchase agreements.

(3)	Loans
The components of loans were as follows (in thousands):

	At December 31,

	2002	2001

Commercial real estate	$208,622	113,805
Construction	121,153	118,177
Commercial	117,586	88,088
Residential real estate	49,029	27,171
Consumer and other	12,437	11,629

Total loans	508,827	358,870
Less:
Allowance for loan losses	(6,262)	(4,457)
Net deferred loan fees and other discounts	(2,298)	(2,252)

Loans, net	$500,267	352,161

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued
The following is a summary of the activity in the allowance for loan losses (in thousands):

	Year Ended December 31,

	2002	2001	2000

Allowance, at beginning of year	$4,457	1,795	621
Provision for loan losses	2,405	2,351	1,174
Charge-offs, net	(600)	(226)	—
Allowance acquired upon merger	—	537	—

Allowance, at end of year	$6,262	4,457	1,795

The following summarizes the amounts of impaired loans, all of which are collateral dependent (in thousands):

	At December 31,

	2002	2001

Loans identified as impaired:
Gross loans with no related allowance for losses	$—	—
Gross loans with related allowance for losses recorded	900	2,307
Less: Allowances on these loans	(45)	(186)

	$855	2,121

The average net investment in impaired loans and interest income recognized and received on impaired loans was as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Average net investment in impaired loans	$1,610	2,384	352

Interest income recognized on impaired loans	$—	80	22

Interest income received on impaired loans	$—	80	22

Nonaccrual and past due loans were as follows (in thousands):

	At December 31,

	2002	2001

Nonaccrual loans	$3,154	2,588
Past due ninety days or more, but still accruing	126	1,200

	$3,280	3,788

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)	Premises and Equipment
Premises and equipment were as follows (in thousands):

	At December 31,

	2002	2001

Land	$4,193	4,193
Buildings	9,277	6,891
Leasehold improvements	2,669	2,564
Furniture and equipment	5,337	3,891

Total, at cost	21,476	17,539
Less accumulated depreciation and amortization	(2,624)	(1,310)

Premises and equipment, net	$18,852	16,229

The Company leases certain office facilities under operating leases. Some of the leases contain escalation clauses and expense pass-throughs and have renewal options ranging from 5 to 15 years. Rent expense under operating leases for the years ended December 31, 2002, 2001 and 2000 was approximately $855,000, $606,000 and $396,000, respectively. Future minimum rental commitments under noncancelable leases are approximately as follows (in thousands):

Year Ending December 31:	Amount

2003	$871
2004	812
2005	829
2006	796
2007	698
Thereafter	741

$4,747

(5)	Deposits
The aggregate amount of time deposits with a minimum denomination of $100,000, were approximately $124.7 million and $88.2 million at December 31, 2002 and 2001, respectively.

At December 31, 2002, the scheduled maturities of time deposits were as follows (in thousands):

Year Ending December 31,	Amount

2003	$118,754
2004	110,283
2005	47,278
2006	1,445
2007	1,337

$279,097

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6)	Other Borrowings

The Company also enters into repurchase agreements with customers. These agreements require the Company to pledge securities as collateral for borrowings under these agreements. At December 31, 2002 and 2001 the outstanding balance of such borrowings totaled approximately $1.4 million and $1.7 million and the Company pledged securities with carrying values of approximately $3.6 million and $1.8 million, respectively, as collateral for these agreements.

(7)	Benefit Agreements

The Company has entered into Salary Continuation Agreements (the “Agreements”) with certain officers which require the Company to provide salary continuation benefits to them upon retirement. The Agreements require the Company to pay annual benefits for up to twenty years following their normal retirement ages. The Company has purchased life insurance policies on these officers which although not formerly linked, have future cash values that exceed the estimated future benefits. The Company recognized expenses of approximately $116,000, $61,000 and $49,000 during the years ended December 31, 2002, 2001 and 2000, respectively and has accrued liabilities of approximately $280,000 and $164,000 at December 31, 2002 and 2001, respectively, relating to these Agreements.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loans to customers.

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)	Financial Instruments, Continued
The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2002		At December 31, 2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$35,723	35,723	30,129	30,129
Securities available for sale	89,677	89,677	41,472	41,472
Securities held to maturity	3,452	3,452	—	—
Federal Home Loan Bank stock	212	212	212	212
Loans	500,267	504,244	352,361	356,244
Accrued interest receivable	2,806	2,806	2,083	2,083
Financial liabilities:
Deposit liabilities	593,417	601,921	399,973	401,433
Other borrowings	1,423	1,423	1,658	1,658

Commitments to extend credit, standby letters of credit, undisbursed loans in process and unused lines of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at December 31, 2002, follows (in thousands):

			Estimated
	Contract	Carrying	Fair
	Amount	Amount	Value

Commitments to extend credit	$64,275	—	—

Standby letters of credit	$5,157	—	—

Undisbursed loans in process	$82,053	—	—

Unused lines of credit	$8,242	—	—

(9)	Credit Risk

The Company grants real estate, commercial and consumer loans to customers primarily in the State of Florida with the majority of such loans in Orange, Seminole, Broward, Palm Beach, Collier, Volusia and Lee Counties. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy of these counties.

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)	Income Taxes
Allocation of Federal and state income taxes between current and deferred portions is as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Current:
Federal	$1,652	501	—
State	283	85	—

Total current	1,935	586	—

Deferred:
Federal	(562)	(752)	256
State	(96)	(129)	43

Total deferred	(658)	(881)	299

	$1,277	(295)	299

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows ($ in thousands):

	Year Ended December 31,

	2002		2001		2000

		% of		% of		% of
	Amount	Earnings	Amount	Loss	Amount	Earnings

Income taxes (benefit) at statutory rate	$1,183	34.0%	$(297)	(34.0)%	$238	34.0%
Increase (decrease) resulting from:
State income taxes, net of Federal benefit	123	3.5	(29)	(3.3)	29	4.1
Other	(29)	(.8)	31	3.7	32	4.7

Income taxes (benefit)	$1,277	36.7%	$(295)	(33.6)%	$299	42.8%

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)	Income Taxes, Continued
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	At December 31,

	2002	2001

Deferred tax assets:
Allowance for loan losses	$2,118	1,399
Start up and organizational costs	267	310
Deferred compensation	105	66
Net operating loss carryforwards	—	32
Purchase accounting adjustments	16	27
Other	62	—

Gross deferred tax assets	2,568	1,834

Deferred tax liabilities:
Accrual to cash conversion	(229)	(343)
Depreciation	(398)	(208)
Unrealized gain on securities available for sale	(517)	(47)

Gross deferred tax liabilities	(1,144)	(598)

Net deferred tax asset	$1,424	1,236

(11)	Related Party Transactions

In the ordinary course of business, the Company has made loans, at terms and rates prevailing at the time, to principal officers, directors and their affiliates. The following summarizes these loans to related parties (in thousands):

	Year Ended December 31,

	2002	2001	2000

Outstanding balance, beginning of the year	$11,139	7,026	4,521
Loans funded	23,432	5,217	2,620
Principal repayments	(3,332)	(1,104)	(115)

Outstanding balance, end of year	$31,239	11,139	7,026

The following summarizes the Company’s other related party transactions (in thousands):

	Year Ended December 31,

	2002	2001	2000

Funds on deposit with the Company	$8,194	23,738	16,668

Rent expense on branch facilities leased from related parties	$270	129	129

Insurance premiums paid to a related party insurance agent	$190	331	221

Insurance commission and referral fee income from related parties	$112	98	81

Legal expenses paid to a related party	$101	87	35

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Stock Option Plans

In March 2001, the Company adopted the 2001 Equity Incentive Plan (the “2001 Plan”). Under the 2001 Plan, the Company is authorized to issue up to 2,000,000 shares of its common stock to employees and directors pursuant to stock options and restricted stock grants. Vesting periods will be determined as awards are granted. At December 31, 2002, there were 1,367,835 shares available to be issued in connection with future awards under the 2001 Plan.

In 1999, the Company adopted an employee incentive stock option plan (the “Employee Plan”). Under the Employee Plan, the total number of shares which may be issued is 212,000. The option price shall not be less than the greater of the par value of the common stock or the fair market value at the date of grant and the options vest ratably over a five year period. At December 31, 2002, no options remain available for future grants under the Employee Plan.

In 1999, the Company also adopted a directors’ nonstatutory stock option plan (the “Director Plan”). Under the Director Plan, the total number of shares which may be issued is 140,000. The option price shall not be less than the greater of the par value of the common stock or the fair market value at the date of grant and all options are immediately exercisable when granted. At December 31, 2002, no options remain available for future grants under the Director Plan.

In connection with the acquisition of Peninsula discussed in Note 18 the Company assumed options to purchase 135,125 shares of common stock.

A summary of stock option transactions follows ($ in thousands, except per share amounts):

		Range
		of Per	Weighted-
		Share	Average	Aggregate
	Number of	Option	Per Share	Option
	Shares	Price	Price	Price

Balance at December 31, 1999	326,000	$7.50	7.50	2,445
Granted	24,000	7.50	7.50	180
Forfeited	(10,000)	7.50	7.50	(75)

Balance at December 31, 2000	340,000	7.50	7.50	2,550
Granted	468,540	7.50-8.475	8.21	3,845
Assumed in connection with Peninsula merger	135,125	8.00-8.80	8.33	1,125
Forfeited	(15,000)	7.50	7.50	(112)

Balance at December 31, 2001	928,665	7.50-8.80	7.98	7,408
Granted	81,500	10.50	10.50	856
Forfeited	(26,000)	7.50-8.25	8.08	(210)

Balance at December 31, 2002	984,165	$7.50-10.50	8.18	8,054

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Stock Option Plans, Continued

All options granted under stock option plans have ten year lives. The weighted-average remaining contractual life of options outstanding at December 31, 2002, 2001 and 2000 was 7.9 years, 8.6 years and 8.0 years, respectively.

The options are exercisable as follows:

	Number of	Weighted-Average
Year Ending December 31,	Shares	Exercise Price

Currently exercisable	463,725	$7.79
2003	213,433	8.38
2004	190,883	8.47
2005	73,216	9.06
2006	40,608	8.53
2007	2,300	10.50

	984,165	$8.18

The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings (loss), as all options granted under those plans had an exercise price which approximated the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts).

	Year Ended December 31,

	2002	2001	2000

Net earnings (loss), as reported	$2,201	(580)	400
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(424)	(724)	(190)

Proforma net earnings (loss)	$1,777	(1,304)	210

Basic earnings (loss) per share:
As reported	$.36	(.12)	.20

Proforma	$.29	(.28)	.10

Diluted earnings (loss) per share:
As reported	$.35	(.12)	.20

Proforma	$.28	(.28)	.10

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Stock Option Plans, Continued

In order to calculate the fair value of the options, it was assumed that the risk-free interest rate was 4.46% for 2002, 5.68% for 2001 and 4.25% for 2000, there would be no dividends paid by the Company over the exercise period, the expected life of the options would be the entire exercise period and stock volatility would be zero due to the lack of an active market for the stock. For purposes of pro forma disclosures, the estimated fair value is treated as expense during the vesting period. The following information summarizes the fair value of options granted under the plans (in thousands):

	Year Ended December 31,

	2002	2001	2000

Grant-date fair value of options issued during the year	$186	1,327	78

(13)	Profit Sharing Plan

The Company has a 401(k) profit sharing plan (the “Plan”) which is available to all employees electing to participate after meeting certain length-of-service requirements. The Company’s annual matching contributions to the Plan may be made in the form of the Company’s common stock or as directed by each participant and are discretionary. The Company’s expense in connection with the Plan was $128,000, $45,000 and $29,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

One of the investment choices available under the Plan allows for participants to purchase the Company’s common stock. Participants electing to purchase stock defer salary each pay period and the Company issues shares after the end of the fiscal year. The total number of common shares allocated to the Plan is 50,000, of which 2,460 were available for future issuances at December 31, 2002.

(14)	Employee Stock Purchase Plan

The Company has a Employee Stock Purchase Plan (the “Plan”) under which employees can elect to purchase the Company’s common stock through payroll deductions. Employees defer salary each pay period and the Company issues shares after the end of the fiscal year. The total number of common shares allocated to the Plan is 65,000, of which 43,073 were available for future issuances at December 31, 2002.

(15)	Regulatory Matters
Banking regulations place certain restrictions on dividends and loans or advances made by the Banks to the Holding Company.

The Company and the Banks are subject to various regulatory capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and the Company’s consolidated financial statements. Under capital adequacy guidelines, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Under the regulatory framework for prompt and corrective action the Banks must also meet specific capital guidelines. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15)	Regulatory Matters, Continued

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the regulatory authorities categorized the Banks as either well or adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Banks’ categories. The Company’s and the Banks’ actual capital amounts and percentages are also presented in the table ($ in thousands).

					Minimum
					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	%	Amount	%	Amount	%

As of December 31, 2002:
Total Capital to Risk- Weighted assets:
Consolidated	$62,434	10.6%	$46,949	8.0%	N/A	10.0%
Southern Community Bank	26,800	8.6	24,937	8.0	$31,171	10.0
Southern Community Bank of Southwest Florida	10,215	9.5	8,589	8.0	10,736	10.0
Southern Community Bank, Atlantic	10,192	10.3	7,905	8.0	9,881	10.0
Southern Community Bank of South Florida	11,859	17.1	5,563	8.0	6,954	10.0
Tier I Capital to Risk-Weighted Assets:
Consolidated	56,172	9.6	23,475	4.0	N/A	6.0
Southern Community Bank	23,361	7.5	12,468	4.0	18,703	6.0
Southern Community Bank of Southwest Florida	9,120	8.5	4,295	4.0	6,442	6.0
Southern Community Bank, Atlantic	9,239	9.4	3,952	4.0	5,929	6.0
Southern Community Bank of South Florida	11,085	15.9	2,782	4.0	4,173	6.0
Tier I Capital to Total Assets:
Consolidated	56,172	8.7	25,796	4.0	N/A	5.0
Southern Community Bank	23,361	6.7	13,968	4.0	17,460	5.0
Southern Community Bank of Southwest Florida	9,120	8.3	4,419	4.0	5,523	5.0
Southern Community Bank, Atlantic	9,239	9.6	3,869	4.0	4,836	5.0
Southern Community Bank of South Florida	11,085	12.3	3,614	4.0	4,517	5.0

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15)	Regulatory Matters, Continued

					Minimum
					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	%	Amount	%	Amount	%

As of December 31, 2001:
Total Capital to Risk- Weighted assets:
Consolidated	$44,510	10.86%	$32,788	8.0%	N/A	10.0%
Southern Community Bank	24,012	8.60	22,337	8.0	27,921	10.0
Southern Community Bank of Southwest Florida	9,601	13.79	5,570	8.0	7,080	10.0
Southern Community Bank, Atlantic	9,764	15.97	4,891	8.0	6,114	10.0
Tier I Capital to Risk- Weighted Assets:
Consolidated	40,053	9.77	16,398	4.0	N/A	6.0
Southern Community Bank	20,949	7.50	11,173	4.0	16,759	6.0
Southern Community Bank of Southwest Florida	8,918	12.81	2,785	4.0	4,177	6.0
Southern Community Bank, Atlantic	9,054	14.81	2,445	4.0	3,668	6.0
Tier I Capital to Total Assets:
Consolidated	40,053	9.39	17,062	4.0	N/A	5.0
Southern Community Bank	20,949	7.39	11,339	4.0	14,174	5.0
Southern Community Bank of Southwest Florida	8,918	13.30	2,682	4.0	3,353	5.0
Southern Community Bank, Atlantic	9,054	11.80	3,069	4.0	3,836	5.0

(16)	Legal Contingencies
Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17)	Holding Company Financial Information
The Holding Company’s financial information follows (in thousands):

Condensed Balance Sheets

	At December 31,

	2002	2001

Assets
Cash	$1,961	1,900
Premises and equipment, net	141	—
Other assets	428	205
Investment in subsidiaries	55,656	40,416

Total assets	$58,186	42,521

Liabilities and Stockholders’ Equity
Other liabilities	87	173
Stockholders’ equity	58,099	42,348

Total liabilities and stockholders’ equity	$58,186	42,521

Condensed Statements of Operations

	Year Ended December 31,

	2002	2001	2000

Interest income	$54	1	156
Management fees	1,105	—	—

Total income	1,159	1	156

Salaries and employee benefits	718	215	—
Preopening expenses	133	133	659
Other expenses	443	171	71

Total expenses	1,294	519	730

Loss before income tax benefit and earnings (loss) of subsidiaries	(135)	(518)	(574)
Income tax benefit	(50)	(195)	(210)

Loss before earnings (loss) of subsidiaries	(85)	(323)	(364)
Earnings (loss) of subsidiaries	2,286	(257)	764

Net earnings (loss)	$2,201	(580)	400

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17)	Holding Company Financial Information, Continued

Condensed Statements of Cash Flows

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net earnings (loss)	$2,201	(580)	400
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation	18	—	—
Common stock issued as compensation	143	11	4
Equity in undistributed (earnings) loss of subsidiaries	(2,286)	257	(764)
(Increase) decrease in other assets	(223)	(106)	388
(Decrease) increase in other liabilities	(86)	134	40

Net cash (used in) provided by operating activities	(233)	(284)	68

Cash flows from investing activities:
Purchases of premises and equipment	(159)	—	—
Investment in subsidiaries	(12,085)	(4,574)	(13,400)

Net cash used in investing activities	(12,244)	(4,574)	(13,400)

Cash flows from financing activity- Proceeds from sales of common stock, net	12,538	6,467	13,623

Net increase in cash and cash equivalents	61	1,609	291
Cash at beginning of the year	1,900	291	—

Cash at end of year	$1,961	1,900	291

Noncash transactions:
Change in investment in subsidiaries due to change in accumulated other comprehensive income (loss), unrealized gain (loss) on securities available for sale, net of income tax	$869	(196)	486

Common stock issued in connection with merger with Peninsula Bancorp, Inc.	$—	10,295	—

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(18)	Acquisition

On April 30, 2001, the Holding Company acquired Peninsula Bancorp, Inc. (“Peninsula”). The Holding Company issued 623,913 shares of common stock in exchange for all of the outstanding shares of Peninsula. Peninsula was the parent company of Peninsula Bank of Central Florida (“Peninsula Bank”), a state bank with three offices in Volusia County, Florida. The Holding Company accounted for this transaction using the purchase method of accounting. The excess purchase price over fair market value of the net assets acquired of $1.0 million was allocated to goodwill. The consolidated financial statements include the results of Peninsula from the date of acquisition. The unaudited proforma results below assume the acquisition occurred at the beginning of the year ended December 31, 2000 (in thousands, except per share amounts)

	Year Ended
	December 31,

	2001	2000

Interest income:
Net interest income	$10,642	7,995

Net (loss) earnings	$(628)	544

(Loss) earnings per share:
Basic	$(.13)	.17

Diluted	$(.13)	.17

In management’s opinion, the unaudited proforma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 2000 or of future operations of the combined entities under the ownership and management of the Company

(19)	Stock Dividend

The Company’s Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend, on August 6, 2001 to stockholders of record on October 19, 2001 which resulted in the issuance of 2,730,101 shares of common stock and corresponding decrease of $2,730,101 in additional paid-in capital. The stock split has been reflected in the accompanying consolidated financial statements and all per share information and stock option plan data has been restated to reflect this split

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(20)	Selected Quarterly Results (Unaudited)
The following table presents summarized quarterly data (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Year Ended December 31, 2002:
Interest income	$7,235	8,103	9,106	9,026	33,470
Interest expense	3,405	3,573	3,952	4,142	15,072

Net interest income	3,830	4,530	5,154	4,884	18,398
Provision for loan losses	405	441	1,106	453	2,405

Net interest income after provision for loan losses	3,425	4,089	4,048	4,431	15,993
Noninterest income	533	701	509	854	2,597
Noninterest expenses	(3,534)	(3,609)	(3,840)	(4,129)	(15,112)

Earnings before income taxes	424	1,181	717	1,156	3,478
Income taxes	157	431	262	427	1,277

Net earnings	$267	750	455	729	2,201

Earnings per share:
Basic	$.05	.13	.07	.11	.36

Diluted	$.05	.13	.07	.10	.35

Year Ended December 31, 2001:
Interest income	4,844	5,867	6,790	6,931	24,432
Interest expense	2,725	3,486	3,976	4,185	14,372

Net interest income	2,119	2,381	2,814	2,746	10,060
Provision for loan losses	484	661	409	797	2,351

Net interest income after provision for loan losses	1,635	1,720	2,405	1,949	7,709
Noninterest income	570	345	356	583	1,854
Noninterest expenses	(1,716)	(2,375)	(2,827)	(3,520)	(10,438)

Earnings (loss) before income taxes (benefit)	489	(310)	(66)	(988)	(875)
Income taxes (benefit)	183	(118)	(19)	(341)	(295)

Net earnings (loss)	$306	(192)	(47)	(647)	(580)

Earnings (loss) per share:
Basic	$.09	(.05)	(.01)	(.15)	(.12)

Diluted	$.09	(.05)	(.01)	(.15)	(.12)

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(20)	Selected Quarterly Results (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Year Ended December 31, 2000:
Interest income	$1,957	2,718	3,399	4,438	12,512
Interest expense	967	1,407	1,723	2,104	6,201

Net interest income	990	1,311	1,676	2,334	6,311
Provision for loan losses	178	243	419	334	1,174

Net interest income after provision for loan losses	812	1,068	1,257	2,000	5,137
Noninterest income	93	123	266	113	595
Noninterest expenses	(887)	(1,015)	(1,676)	(1,455)	(5,033)

Earnings (loss) before income taxes (benefit)	18	176	(153)	658	699
Income taxes (benefit)	7	70	(46)	268	299

Net earnings (loss)	$11	106	(107)	390	400

Earnings (loss) per share:
Basic	$.01	.06	(.06)	.19	.20

Diluted	$.01	.06	(.06)	.19	.20