Form 10-Q
period 2003-03-31
SOUTHERN COMMUNITY BANCORP
filed 2003-05-14
CIK 1110544

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to _______________

                         Commission File No. 000-49780

                           SOUTHERN COMMUNITY BANCORP
-------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

         Florida                                                59-3619325
-------------------------------                             -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


                250 North Orange Avenue, Orlando, Florida 32801
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (407) 648-1844
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

         Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

         As of April 30, 2003, the issuer had 6,810,933 outstanding shares of common stock, par value $1.00 per share.

                           SOUTHERN COMMUNITY BANCORP
                                   FORM 10-Q
                                 March 31, 2003

                                     INDEX

                                                                               Page No.
                                                                               --------

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements                                3

    Condensed Consolidated Balance Sheets -
    March 31, 2003 and 2002 (Unaudited) and December 31, 2002                      4

    Condensed Consolidated Statements of Earnings (Unaudited) -
    Three Months Ended March 31, 2003 and 2002                                     6

    Condensed Consolidated Statements of Comprehensive Income
             (Loss) (Unaudited) -
    Three Months Ended March 31, 2003 and 2002                                     7

    Condensed Consolidated Statements of Cash Flows (Unaudited) -
    Three Months Ended March 31, 2003 and 2002                                     8

    Condensed Consolidated Statement of Stockholders' Equity (Unaudited) -
    Three Months Ended March 31, 2003                                             10

    Notes to Condensed Consolidated Financial Statements (Unaudited)              11

    Review by Independent Accountants                                             16

    Report on Review by Independent Accountants                                   17

Item 2. Management's Discussion and Analysis of Results of Operations
        and Financial Condition                                                   18

Item 3. Quantitative and Qualitative Disclosures about Market Risk                27

Item 4. Controls and Procedures                                                   27

PART II: OTHER INFORMATION                                                        28

Item 2. Changes in Securities and Use of Proceeds                                 28

Item 3. Submission of Matters to a Vote of Securities Holders                     28

Item 6. Exhibits and Reports on Form 8-K                                          29

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                  SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        AT MARCH 31,
                                                                  --------------------------
                                                                    2003              2002
                                                                  --------          --------

ASSETS

Cash and due from banks                                           $ 20,428            15,263
Interest-bearing deposits and federal funds sold                    17,414            48,156
                                                                  --------          --------

    Cash and cash equivalents                                       37,842            63,419

Securities available for sale                                       84,616            39,510
Security held to maturity                                            3,439                --
Loans, net of allowance for loan losses
   of $6,886 in 2003 and $4,834 in 2002                            551,050           377,944
Accrued interest receivable                                          3,153             2,305
Federal Home Loan Bank stock, at cost                                  522               212
Premises and equipment, net                                         18,484            17,042
Deferred income tax asset                                            1,504             1,390
Bank owned life insurance                                            5,016             3,897
Goodwill                                                               971               971
Foreclosed assets, net                                                 207               280
Other assets                                                           402               321
                                                                  --------          --------

    Total assets                                                  $707,206           507,291
                                                                  ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Non-interest-bearing demand deposits                            66,525            47,093
    Money-market deposits                                          128,512            60,910
    Savings and NOW deposits                                       179,041           131,152
    Time deposits                                                  263,581           218,354
                                                                  --------          --------

        Total deposits                                             637,659           457,509

    Other borrowings                                                 1,661             1,921
    Official checks                                                  6,019             3,108
    Other liabilities                                                2,527             1,754
                                                                  --------          --------

        Total liabilities                                          647,866           464,292
                                                                  --------          --------

Stockholders' equity:
    Common stock, $1.00 par value, 10,000,000 shares
       authorized, 6,729,814 and 5,541,517 shares issued
       and outstanding in 2003 and 2002                              6,730             5,542
    Additional paid-in capital                                      50,003            38,798
    Retained earnings (accumulated deficit)                          1,799            (1,139)
    Accumulated other comprehensive income (loss)                      808              (202)
                                                                  --------          --------

        Total stockholders' equity                                  59,340            42,999
                                                                  --------          --------

        Total liabilities and stockholders' equity                $707,206           507,291
                                                                  ========          ========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                  SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    AT
                                                                DECEMBER 31,
                                                                    2002
                                                                ------------

                                     ASSETS
Cash and due from banks                                           $ 19,127
Interest-bearing deposits and federal funds sold                    16,596
                                                                  --------

     Cash and cash equivalents                                      35,723

Securities available for sale                                       89,677
Security held to maturity                                            3,452
Loans, net of allowance for loan losses of $6,262                  500,267
Accrued interest receivable                                          2,806
Federal Home Loan Bank stock, at cost                                  212
Premises and equipment, net                                         18,852
Deferred income tax asset                                            1,424
Bank owned life insurance                                            4,954
Goodwill                                                               971
Foreclosed assets, net                                                 302
Other assets                                                           146
                                                                  --------

     Total assets                                                 $658,786
                                                                  ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Non-interest-bearing demand deposits                              59,313
  Money-market deposits                                            101,800
  Savings and NOW deposits                                         153,207
  Time deposits                                                    279,097
                                                                  --------

     Total deposits                                                593,417

  Other borrowings                                                   1,423
  Official checks                                                    3,787
  Other liabilities                                                  2,060
                                                                  --------

     Total liabilities                                             600,687
                                                                  --------

Stockholders' equity:
  Common stock, $1.00 par value, 10,000,000 shares
     authorized, 6,693,064 shares issued and outstanding             6,693
  Additional paid-in capital                                        49,654
  Retained earnings                                                    795
  Accumulated other comprehensive income                               957
                                                                  --------

     Total stockholders' equity                                     58,099
                                                                  --------

     Total liabilities and stockholders' equity                   $658,786
                                                                  ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                  SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                          -----------------------------
                                                                             2003               2002
                                                                          ----------          ---------

Interest income:
   Loans                                                                  $    8,935              6,693
   Securities                                                                    794                463
   Other interest-earning assets                                                  33                136
                                                                          ----------          ---------

     Total interest income                                                     9,762              7,292
                                                                          ----------          ---------

Interest expense:
   Deposits                                                                    3,900              3,390
   Other borrowings                                                                8                 15
                                                                          ----------          ---------
     Total interest expense                                                    3,908              3,405
                                                                          ----------          ---------

Net interest income                                                            5,854              3,887
   Provision for loan losses                                                     745                405
                                                                          ----------          ---------

Net interest income after provision for loan losses                            5,109              3,482
                                                                          ----------          ---------

Noninterest income:
   Service charges on deposit accounts                                           195                120
   Other fees                                                                    263                164
   Earnings on bank-owned life insurance                                          62                 47
   Gain on sale of securities available for sale                                  --                 33
   Other income                                                                  230                112
                                                                          ----------          ---------
     Total noninterest income                                                    750                476
                                                                          ----------          ---------

Noninterest expense:
   Salaries and employee benefits                                              2,329              1,821
   Occupancy expense                                                             844                733
   Data processing                                                               298                237
   Printing and office supplies                                                   82                 88
   Marketing and advertising                                                     122                120
   Professional fees                                                             147                104
   Preopening expense                                                             --                 66
   Other expense                                                                 430                365
                                                                          ----------          ---------
     Total noninterest expense                                                 4,252              3,534
                                                                          ----------          ---------

Earnings before income taxes                                                   1,607                424
   Income taxes                                                                  603                157
                                                                          ----------          ---------

Net earnings                                                              $    1,004                267
                                                                          ==========          =========

Basic earnings per share                                                  $      .15                .05
                                                                          ==========          =========
Weighted-average number of common shares outstanding for basic             6,704,088          5,487,428
                                                                          ==========          =========
Diluted earnings per share                                                $      .14                .05
                                                                          ==========          =========
Weighted-average number of common shares outstanding for diluted           7,031,519          5,710,546
                                                                          ==========          =========
Dividends per share                                                               --                 --
                                                                          ==========          =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                  SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                                 (IN THOUSANDS)


                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                      ----------------------
                                                       2003             2002
                                                      -------           ----

Net earnings                                          $ 1,004            267

Net change in unrealized gain on securities
      available for sale, net of tax benefit             (149)          (290)
                                                      -------           ----

Comprehensive income (loss)                           $   855            (23)
                                                      =======           ====


See Accompanying Notes to Condensed Consolidated Financial Statements.

                  SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    --------------------------
                                                                                      2003               2002
                                                                                    --------           -------

Cash flows from operating activities:
Net earnings                                                                        $  1,004               267
      Adjustments to reconcile net earnings to net cash
            provided by operating activities:
                  Provision for loan losses                                              745               405
                  Depreciation and amortization                                          403               542
                  Gain on sale of securities available for sale                           --               (33)
                  Net amortization of premiums and discounts on securities               323                (4)
                  Net amortization of deferred loan fees and costs                      (232)             (175)
                  Common stock issued as compensation                                    222               143
                  Earnings on bank-owned life insurance                                  (62)              (47)
                  Increase in accrued interest receivable                               (347)             (222)
                  Increase in other assets                                              (256)              (39)
                  Increase (decrease) in official checks                               2,232              (200)
                  Increase (decrease) in other liabilities                               467               (86)
                                                                                    --------           -------

                        Net cash provided by operating activities                      4,499               551
                                                                                    --------           -------

Cash flows from investing activities:
      Maturities, calls and repayments of securities available for sale                9,167               250
      Repayments of security held to maturity                                             12                --
      Purchases of securities available for sale                                      (4,657)           (4,978)
      Proceeds from sale of securities available for sale                                 --             6,283
      Net increase in loans                                                          (51,296)          (25,479)
      Purchase Federal Home Loan Bank stock                                             (310)               --
      Purchases of premises and equipment                                               (195)           (1,355)
      Net proceeds from sales of foreclosed assets                                        95                93
      Purchase of bank owned life insurance                                               --              (405)
      Net proceeds from sale of premises and equipment                                   160                --
                                                                                    --------           -------

                        Net cash used in investing activities                        (47,024)          (25,591)
                                                                                    --------           -------

Cash flows from financing activities:
      Net increase in deposits                                                        44,242            57,536
      Net increase in other borrowings                                                   238               263
      Proceeds from issuance of common stock, net                                        164               531
                                                                                    --------           -------

                        Net cash provided by financing activities                     44,644            58,330
                                                                                    --------           -------

Net increase in cash and cash equivalents                                              2,119            33,290

Cash and cash equivalents at beginning of period                                      35,723            30,129
                                                                                    --------           -------

Cash and cash equivalents at end of period                                          $ 37,842            63,419
                                                                                    ========           =======

                                                                    (continued)

                  SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
                                 (IN THOUSANDS)


                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    ---------------------------
                                                                                      2003                2002
                                                                                    -----------          ------

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
            Interest                                                                $     3,982           3,573
                                                                                    ===========          ======

            Income taxes                                                            $       240              65
                                                                                    ===========          ======

      Noncash financing and investing activities:
            Change in accumulated other comprehensive income, unrealized
                loss on securities available for sale, net of tax benefit           $      (149)           (290)
                                                                                    ===========          ======
            Transfer of loans to foreclosed assets                                  $        --             186
                                                                                    ===========          ======
            Loans originated on sales of foreclosed assets                          $        --             720
                                                                                    ===========          ======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                  SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       THREE MONTHS ENDED MARCH 31, 2003
                                ($ IN THOUSANDS)


                                                                                                        ACCUMULATED
                                                                                                          OTHER
                                                       COMMON STOCK          ADDITIONAL                   COMPRE-         TOTAL
                                                 -----------------------       PAID-IN      RETAINED      HENSIVE      STOCKHOLDERS'
                                                  SHARES          AMOUNT       CAPITAL      EARNINGS      INCOME         EQUITY
                                                 ---------        ------     ----------     --------    -----------    ------------

Balance at December 31, 2002                     6,693,064        $6,693        49,654          795         957          58,099

Net earnings (unaudited)                                --            --            --        1,004          --           1,004

Net change in unrealized gain on securities
     available for sale, net of tax benefit
     of $80 (unaudited)                                 --            --            --           --        (149)           (149)

Common stock issued as compensation
     (unaudited)                                    21,189            21           201           --          --             222

Sale of common stock in connection with
     Employee Stock Purchase Plan
     (unaudited)                                    14,161            14           135           --          --             149

Sale of common stock (unaudited)                     1,400             2            13           --          --              15
                                                 ---------        ------        ------        -----        ----         -------

Balance at March 31, 2003 (unaudited)            6,729,814        $6,730        50,003        1,799         808          59,340
                                                 =========        ======        ======        =====        ====         =======


See Accompanying Notes to Condensed Consolidated Financial Statements.

                  SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         1. GENERAL. In the opinion of the management of Southern Community Bancorp and its subsidiaries (the "Company" or "Southern"), the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2003 and 2002, and the results of operations and cash flows for the three-month periods then ended. The results of operations and other data for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

                  Southern Community Bancorp (the "Holding Company") owns all of the outstanding common stock of Southern Community Bank (the "Orlando Bank"), Southern Community Bank of Southwest Florida (the "Bonita Springs Bank"), Southern Community Bank, Atlantic (the "Daytona Beach Bank") and Southern Community Bank of South Florida (the "South Florida Bank") (collectively, the "Banks"). The Banks are state-chartered (Florida) commercial banks and their deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC") through the Bank Insurance Fund. The South Florida Bank commenced operations on August 5, 2002.

                  The Orlando Bank owns all of the outstanding common stock of Southern Community Insurance Agency, Inc. (the "Insurance Agency"). The Insurance Agency refers customers of the Banks to certain insurance agencies for the purchase of insurance products. The Insurance Agency also has equity interests of 50% and 25% in two title agencies. The Orlando Bank has a 50% equity interest in Southern Community Bank Mortgage LLC (the "Mortgage Company"). The Mortgage Company originates, processes and closes residential mortgage loans in central Florida.

         2. LOAN IMPAIRMENT AND LOSSES. The Company performs a quarterly loan loss analysis to identify impaired loans. The Company's impaired loans were as follows (in thousands):

                                                At March 31,        At December 31,
                                             --------------------   ----------------
                                             2003           2002          2002
                                             -----         ------   ----------------

Gross loans with no related allowance        $  --             --           --
Gross loans with related allowance             900          2,275          900
Less:  Allowance on the loans                  (45)          (228)         (45)
                                             -----         ------         ----

Net investment in impaired loans             $ 855          2,047          855
                                             =====         ======         ====


      The average net investment in collateral dependent impaired loans and interest income recognized and received on these loans were as follows (in thousands):

                                                      Three months Ended
                                                          March 31,
                                                    ---------------------
                                                     2003            2002
                                                    --------        -----

Average net investment in impaired loans            $    855        2,028
                                                    ========        =====
Interest income recognized or impaired loans        $     --           --
                                                    ========        =====
Interest income received on impaired loans          $     --           --
                                                    ========        =====

An analysis of the change in the allowance for loan losses was as follows (in thousands):

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                        ------------------------
                                         2003              2002
                                        -------           ------

Balance at beginning of period          $ 6,262            4,457
Provision charged to earnings               745              405
Net charge-offs                            (121)             (28)
                                        -------           ------

Balance at end of period                $ 6,886            4,834
                                        =======           ======

Non-accrual and past due loans were as follows (in thousands):

                                                               At March 31,         At December 31,
                                                          ---------------------     ---------------
                                                           2003           2002           2002
                                                          ------          -----     ---------------

Non-accrual loans                                         $2,882          3,315          3,154
Past due ninety days or more, but still accruing             216            551            126
                                                          ------          -----          -----
                                                          $3,098          3,866          3,280
                                                          ======          =====          =====

         3. EARNINGS PER SHARE. Earnings per share of common stock were computed on the basis of the weighted-average number of shares of common stock outstanding. Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. The following table presents the calculations of earnings per share ($ in thousands, except per share amounts):

                                                                             THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------------------------------------------------
                                                                        2003                               2002
                                                         -----------------------------------  ---------------------------------
                                                                      WEIGHTED-                          WEIGHTED-
                                                                       AVERAGE     PER SHARE             AVERAGE      PER SHARE
                                                         EARNINGS      SHARES       AMOUNT    EARNINGS    SHARES       AMOUNT
                                                         --------     ---------    ---------  --------   ---------    ---------

Basic earnings per share:
      Net earnings available to
            common stockholders                           $1,004      6,704,088      $.15      $267      5,487,428      $.05
                                                                                     ====                               ====

Effect of dilutive securities -
      Incremental shares from assumed
            exercise of options                                         327,431                            223,118
                                                                      ---------                          ---------

Diluted earnings per share:
      Net earnings available to common stockholders
      and assumed
            Conversion                                    $1,004      7,031,519      $.14      $267      5,710,546      $.05
                                                          ======      =========      ====      ====      =========      ====

         4. REGULATORY CAPITAL. The Holding Company, the Orlando Bank, the Bonita Springs Bank, the Daytona Beach Bank and the South Florida Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2003 of the regulatory capital requirements and the actual capital on a percentage basis:

                                                                      REGULATORY
                                                      ACTUAL          REQUIREMENT
                                                      ------          -----------

Total capital to risk-weighted assets
            Consolidated                               10.01%          8.00%
            Bonita Springs Bank                         9.15%          8.00%
            Orlando Bank                                8.63%          8.00%
            Daytona Beach Bank                          9.47%          8.00%
            South Florida Bank                         13.02%          8.00%

Tier I capital to risk-weighted assets
            Consolidated                                8.94%          4.00%
            Bonita Springs Bank                         8.16%          4.00%
            Orlando Bank                                7.53%          4.00%
            Daytona Beach Bank                          8.48%          4.00%
            South Florida Bank                         11.90%          4.00%

Tier I capital to total assets - leverage ratio
            Consolidated                                8.55%          4.00%
            Bonita Springs Bank                         8.20%          4.00%
            Orlando Bank                                6.89%          4.00%
            Daytona Beach Bank                          8.67%          4.00%
            South Florida Bank                         11.43%          4.00%

         5. STOCK OPTION PLANS. The Company has several stock option plans (the "Option Plans") under which the Company is authorized to issue shares of its common stock to employees and directors pursuant to stock options and restricted stock grants. Vesting periods will be determined as awards are granted. At March 31, 2003, there were 1,363,935 shares available to be issued in connection with future awards under the Option Plans.

         A summary of stock option transactions for the three-month periods ended March 31, 2003 and 2002 follows ($ in thousands, except per share amounts):


                                                    Range        Weighted-
                                                    Of Per        Average    Aggregate
                                  Number of      Share Option    Per Share    Option
                                   Shares           Price          Price      Price
                                  ---------      ------------    ---------   --------

Balance at December 31, 2001       928,665        $7.50-8.80       7.98       7,408

Forfeited                           (6,000)      $      7.50       7.50         (45)
                                   -------                                    -----

Balance at March 31, 2002          922,665        $7.50-8.80       7.98       7,363
                                   =======                                    =====

Balance at December 31, 2002       984,165       $7.50-10.50       8.18       8,054

Granted                              3,900       $     10.50      10.50          40
                                   -------                                    -----

Balance at March 31, 2003          988,065       $7.50-10.50       8.19       8,094
                                   =======                                    =====

         The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation ($ in thousands, except per share amounts).

                                                       Three Months Ended
                                                          March 31,
                                                     ----------------------
                                                       2003          2002
                                                     --------      --------

Net earnings, as reported                            $  1,004           267

Deduct: Total stock-based employee compensation
   determined under the fair value based method
   for all awards, net of related tax effect              (70)         (106)
                                                     --------      --------

Proforma net earnings                                $    934           161
                                                     ========      ========

Basic earnings per share:
   As reported                                       $    .15           .05
                                                     ========      ========

   Proforma                                          $    .14           .03
                                                     ========      ========

Diluted earnings per share:
   As reported                                       $    .14           .05
                                                     ========      ========

   Proforma                                          $    .13           .03
                                                     ========      ========

         In order to calculate the fair value of the options, it was assumed that the risk-free interest rate was 4.57% for 2003 and 4.46% for 2002, there would be no dividends paid by the Company over the exercise period, the expected life of the options would be the entire exercise period and stock volatility would be zero due to the lack of an active market for the stock. For purposes of pro forma disclosures, the estimated fair value is treated as expense during the vesting period.

The following information summarizes the fair value of options granted under the Option Plans (in thousands):

                                                             THREE MONTHS ENDED
                                                                MARCH 31,
                                                            ------------------
                                                             2003        2002
                                                            ------       -----

Grant-date fair value per option of options issued
   during the period                                         $3.72         --
                                                             =====       ====

         6. OTHER EVENTS. During April 2003, the Company commenced a $5,000,000 private placement of its common stock at $14.00 per share. The Company expects to use the offering proceeds to increase the capital of the Banks.

                  SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

                    REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

         Hacker, Johnson & Smith PA, the Company's independent public accountants, have made a limited review of the financial data as of March 31, 2003 and 2002 and for the three-month periods then ended, presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

         Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

                        INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors
Southern Community Bancorp
Orlando, Florida:


         We have reviewed the accompanying condensed consolidated balance sheets of Southern Community Bancorp and Subsidiaries (the "Company") as of March 31, 2003 and 2002, and the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month periods then ended and the related condensed consolidated statement of stockholders' equity for the three-month period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

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

         Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


HACKER, JOHNSON & SMITH PA
Orlando, Florida
April 11, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         This Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements represent Southern's expectations and beliefs including, but not limited to, statements concerning Southern's operations, performance, financial condition, growth or strategies. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "estimate," "anticipate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward looking statements. The statements by their nature involve substantial risks and uncertainties, certain of which are beyond Southern's control, and actual results may differ materially depending on a variety of important factors, including but not limited to the potential impact of changes in interest rates, competition, credit risks and collateral, changes in local or regional economic conditions, the ability of Southern to continue its growth strategy, dependence on management and key personnel, and regulatory supervision.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003 AND 2002

         Southern had net earnings for the first quarter of 2003 of $1,004,000, compared to $267,000 for the comparable period in 2002. Earnings before income taxes in the first quarter of 2003 were $1,607,000 compared $424,000 in the first quarter of 2002. The improvement in earnings was primarily due to a substantial increase in net interest income, which grew from $3.9 million in the first quarter of 2002 to $5.9 million in the first quarter of 2003. As discussed below, the increase in net interest income was principally a result of an improvement in Southern's net interest margin and the growth in its assets.

         NET INTEREST INCOME. Southern's operating results depend primarily on Southern's net interest income, which is a difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest- bearing liabilities and the relative amounts of interest-earning assets and interest-bearing liabilities. Southern's interest rates spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, Southern's net earnings are also affected by the level of non-performing loans and foreclosed assets, as well as the level of its non-interest income, and its non-interest expenses, such as salaries and employee benefits and occupancy expense.

         Interest income for the first quarter of 2003 was $9.8 million, compared to $7.3 million for the first quarter of 2002. The growth in interest income primarily reflects the growth in Southern's assets, which grew from $507.3 million at March 31, 2002 to $707.2 million at March 31, 2003. This growth was partially offset by a decrease in the average yield earned on interest-earning assets. During the same period, net loans grew from $377.9 million to $551.1 million. The increase in assets is primarily attributable to the growth of Southern's business in southeast Florida, where Southern opened a branch in

         2002 which was transferred to the newly organized South Florida Bank in August 2002 and the addition of a second branch for the South Florida Bank in October 2002.

         Interest expense increased from $3.4 million for the first quarter of 2002 to $3.9 million for the comparable 2003 period. This was due to a combination of higher level of deposits and a decrease in the average cost of deposits. Most of the deposit growth was attributable to Southern's new operations in southeast Florida.

         Southern's net interest margin increased from approximately 3.55% for the first quarter of 2002 to approximately 3.83% for the first quarter of 2003. The improvement in the net interest margin was due in part to the decrease in interest rates in the economy, which reduced the yields paid by Southern on its deposits and other borrowings more rapidly than the rates earned on the Company's loans and investment securities.

         NONINTEREST INCOME. Noninterest income in the first quarter of 2003 totaled $750,000, compared with $476,000 in 2002. Service charges on deposit accounts totaled $195,000 in 2003, up from $120,000 in 2002, due to an increase in the average number of deposit accounts. Other fees and other income totaled $493,000 in 2003, up from $276,000 in 2002. This increase was primarily caused by an increase in insurance and mortgage referral fees, as well as the overall growth of Southern.

         PROVISION FOR LOAN LOSSES. The provision for loan losses totaled $745,000 in the first quarter of 2003 compared to $405,000 in 2002. The allowance for loan losses at March 31, 2003 was $6.9 million. See "Allowance and Provision for Loan Losses" below.

         NONINTEREST EXPENSES. Noninterest expenses for the first quarter of 2003 totaled $4.3 million, up 20.3% from $3.5 million in 2002. Noninterest expenses included the following:

         - Salaries and employee benefits represented 54.8% of total non-interest expenses in 2003. Salaries and employee benefits increased 27.9% to $2.3 million in 2003 from $1.8 million in 2002. The increase was primarily due to the addition of employees in connection with the opening of a new branch by the Orlando Bank and the commencement of operations of the South Florida Bank, together with salary increases and higher benefit costs.

         - Occupancy expense in 2003 totaled $844,000, up 15.1% from $733,000 in 2002. This increase was primarily due to the opening of a new branch by the Orlando Bank and the commencement of operations of the South Florida Bank.

         - Other non-interest expenses for the first quarter of 2003 totaled $1,079,000, up 10.1% from $980,000 in 2002. Other non-interest expenses included data processing, printing and office supplies, marketing and advertising, professional fees and other expenses. The increase resulted from the opening of additional branches as well as the expenses of opening the new South Florida Bank.

         INCOME TAXES. Income taxes totaled $603,000 in 2003 (effective rate of 37.5%) compared to $157,000 in 2002 (effective rate of 37.0%).

CAPITAL EXPENDITURES

         Southern makes capital expenditures in order to improve its ability to provide quality services to its customers. Capital expenditures for the three months ended March 31, 2003 equaled $195,000 compared to $1,355,000 in 2002. Most of these expenses in 2002 were related to the purchase and construction of new branches.

ASSET QUALITY AND CREDIT RISK

         SECURITIES. Southern maintains a high quality investment portfolio including securities of U.S. government entities, mortgage-backed securities and municipal bonds. Southern believes that the securities have very little risk of default. At March 31, 2003, all but one of the securities held in Southern's investment portfolio were classified available for sale and all were rated "A" or better (with a majority rated triple "A"). A rating of "A" or better means that the bonds are of "upper medium grade, with strong ability to repay, possibly with some susceptibility to adverse economic conditions or changing circumstances." Ratings are assigned by independent rating agencies and are subject to the accuracy of reported information concerning the issuers and the subjective judgment and analysis of the rating agencies. They are not a guarantee of collectibility.

         The following table sets forth information regarding the composition and carrying amounts of the investment portfolio at March 31, 2003 and 2002:

                              INVESTMENT PORTFOLIO

                                                    AT MARCH 31,
                                                -----------------------
                                                 2003             2002
                                                -------          ------
                                                    (IN THOUSANDS)

Available for Sale:

   U.S. Government agencies securities          $31,521          39,510

   Mortgage-backed securities                    52,837              --

   Municipal bonds                                  258              --
                                                -------          ------

                                                $84,616          39,510
                                                =======          ======

Held to Maturity-

   Mortgage-backed securities                   $ 3,439              --
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

         As of March 31, 2003, the majority of Southern's real estate loans were loans secured by real estate in central and south Florida. This level of concentration could present a potential credit risk to Southern because the ultimate collectibility of these loans is susceptible to adverse changes in real estate market conditions in these markets. Southern has sought to address this risk by limiting most loans to a maximum of 75% of the appraised value of the underlying real estate and maximum amortization schedules of 20 years with maturity dates not exceeding five years.

         The following table divides Southern's loan portfolio into five categories. Most of the loans are short-term and may be renewed or rolled over at maturity. At that time, Southern undertakes a complete review of the borrower's credit worthiness and the value of any collateral. If these items are satisfactory, Southern will generally renew the loan at prevailing interest rates.

                                 TYPES OF LOANS

                                                            AT MARCH 31,
                                                    ----------------------------
                                                      2003               2002
                                                    ---------           --------
                                                          (IN THOUSANDS)

Commercial                                          $ 133,277             94,198

Commercial real estate                                225,475            138,080

Residential real estate                                51,201             31,420

Construction                                          137,155            109,480

Consumer and other                                     13,113             11,883
                                                    ---------           --------

    Total loans                                       560,221            385,061
Less:
Allowance for loan losses                              (6,886)            (4,834)

Net deferred loan fees and other discounts             (2,285)            (2,283)
                                                    ---------           --------

    Loans, net                                      $ 551,050            377,944
                                                    =========           ========

         COMMERCIAL LOANS. Southern makes commercial loans to businesses located in its target markets. The credit risk associated with business lending is influenced by general economic conditions, deterioration in a borrower's capital position resulting in increasing debt to equity ratios, deterioration in a borrower's cash position resulting in a liquidity problem, and decreasing revenues due to inefficient operations of the borrower. These loans are generally secured by corporate assets, marketable securities or other liquid financial instruments. These loans totaled approximately $133.3 million or 23.8% of total loans at March 31, 2003, compared with $94.2 million or 24.5% of total loans at March 31, 2002. The growth in commercial loans was primarily due to new loans originated in southeast Florida.

         REAL ESTATE LOANS. Southern's real estate loans totaled $413.8 million or 73.9% of total loans at March 31, 2003, and $279.0 million or 72.5% at March 31, 2002.

         Southern makes real estate loans secured by commercial real estate, including loans to acquire or refinance office buildings, warehouses and apartments. These loans generally require a loan to value of not more than 75%. Most of these loans have a maturity of five years or less. Almost all of these loans are secured by real property located in central and south Florida. These loans totaled $225.5 million or 40.2% of total loans at March 31, 2003 compared with $138.1 million or 35.9% of total loans at March 31, 2002. The growth in commercial real estate loans was primarily due to new loans originated in southeast Florida. Risks associated with commercial real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

         Residential real estate loans totaled $51.2 million or 9.1% of total loans at March 31, 2003, compared with $31.4 million or 8.2% at March 31, 2002. Residential real estate mortgage loans are predominately adjustable rate home mortgages which generally require a loan-to-collateral value of not more than 90% and equity credit lines which generally limit the loan-to-collateral value to not more than 90%. Most loans have a maximum term of five to seven years. Almost all of the residential real estate mortgage loans are secured by homes in central and south Florida. Risks associated with residential real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

         Construction loans totaled $137.2 million or 24.5% of total loans at March 31, 2003 compared to $109.5 million or 28.4% of total loans at March 31, 2002. The decline in construction loans was due in part to the reclassification of certain construction loans to commercial real estate loans, and the refocusing of marketing efforts. Southern primarily makes construction loans on property located in central and south Florida.

         CONSUMER AND OTHER LOANS. Southern offers consumer loans and personal and secured loans. The security for these loans ordinarily consists of automobiles, consumer goods, marketable securities, certificates of deposit and similar items. These loans totaled approximately $13.1 million or 2.4% of total loans, on March 31, 2003, compared with $11.9 million or 3.0% of total loans, on March 31, 2002. Risks associated with installment loans include borrowers' loss of employment and declines in the borrowers' financial condition resulting in delinquencies, and rapid depreciation of loan collateral.

         COMMITMENTS. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, standby letters of credit, undisbursed loans in process and unused lines of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

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

         Southern had legally binding commitments to extend credit, including unused lines of credit and letters of credit, totaling $147.6 million at March 31, 2003.

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

         The following table presents Southern's non-performing assets and past due loans:

                NON-PERFORMING ASSETS AND 90 DAY PAST DUE LOANS

                                                     AT MARCH 31,
                                                 ---------------------
                                                  2003           2002
                                                 ------          -----
                                                     (IN THOUSANDS)

Nonaccrual loans                                 $2,882          3,315

Foreclosed assets                                   207            280
                                                 ------          -----

Total nonperforming assets                        3,089          3,595
                                                 ======          =====

Accruing loans past due 90 days or more             216            551
                                                 ======          =====


         Southern's non-performing loans and loans past due 90 days were $3.1 million at March 31, 2003, or .55% of total loans of $560.2 million. Non-performing loans at March 31, 2003 consisted of commercial and residential real estate loans. Southern believes that its non-performing loans are well secured and are unlikely to result in any material losses. Total non-performing assets and accruing loans past due 90 days or more totaled $3.3 million at March 31, 2003, compared to $4.1 million at March 31, 2002.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

         Southern evaluates the adequacy of its allowance for loan losses as part of its ongoing credit review and approval process. The review process is intended to identify, as early as possible, customers who may be facing financial difficulties. Once identified, the extent of the client's financial difficulty is carefully monitored by Southern's loan review officer, who recommends to the loan committee the portion of any credit that needs a specific reserve allocation or should be charged off. Other factors considered by the loan committee in evaluating the adequacy of the allowance include overall loan volume, historical net loan loss experience, the level and composition of non-accrual and past due loans, local economic conditions, and value of any collateral. From time to time, specific amounts of the reserve are designated for certain loans in connection with the loan committee's review of the officer's analysis of the adequacy of the allowance for loan losses.

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

         Management relied on these factors, as well as its assessment of the financial condition of specific clients facing financial difficulties, in deciding to increase the allowance for loan losses to $6.9 million at March 31, 2003, from $6.3 million at December 31, 2002 and $4.8 million at March 31, 2002.

FINANCIAL CONDITION

         Southern's goal is to maintain a high quality and liquid balance sheet. Southern seeks to achieve this objective through increases in collateralized loans, a strong portfolio of real estate loans and a stable portfolio of investment securities of high quality.

         CASH AND CASH EQUIVALENTS. Southern had cash and cash equivalents of $37.8 million at March 31, 2003, compared to $63.4 million at March 31, 2002. This decrease was primarily the result of Southern's strategy to invest these funds in securities.

         SECURITIES. On March 31, 2003, securities were $88.1 million or 13.4% of total earning assets. Southern's strategy for its investment account is to maintain a high quality portfolio. The investment portfolio, most of which has been classified as available for sale, increased 122.9% from $39.5 million at March 31, 2002.

         LOANS. Net loans were $551.1 million as of March 31, 2003, compared to $377.9 million as of March 31, 2002. See "Asset Quality and Credit Risk -- Loans," above.

         INTEREST-BEARING LIABILITIES. Interest-bearing liabilities primarily consisted of interest-bearing deposits and other borrowings. Total interest-bearing liabilities were $572.8 million at March 31, 2003, up from $412.3 million in 2002. There was an increase in savings, money-market and NOW deposits of $115.5 million or 60.1% compared to 2002. There was also a significant increase in time deposits of $45.2 million or 20.7% compared to 2002. The growth in Southern's deposits reflects Southern's marketing efforts to obtain deposits in southeast Florida for its new South Florida Bank. Southern believes that attracting deposits is an important step in establishing this bank in its target market.

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

         Regular monitoring of assets and liabilities that are rate sensitive within 30 days, 90 days, 180 days and one year is an integral part of Southern's rate-sensitivity management process. It is Southern's policy to maintain a reasonable balance of rate-sensitive assets and liabilities on a cumulative one year basis, thus minimizing net interest income exposure to changes in interest rates. Southern's sensitivity position at March 31, 2003 was such that net interest income would decrease modestly if there were an increase in short-term interest rates.

         Southern monitors the interest rate risk sensitivity with traditional gap measurements. The gap table has certain limitations in its ability to accurately portray interest sensitivity; however, it does provide a static reading of Southern's interest rate risk exposure.

         As of March 31, 2003, Southern was liability sensitive (interest-sensitive liabilities subject to repricing exceeded interest-sensitive assets subject to repricing) on a 365-day basis to the extent of $72.0 million. This negative gap at March 31, 2003 was 10.2% of total assets compared with a positive gap of 0.2% at March 31, 2002. Southern's target gap position is in the range of negative 20% and positive 20%. The change in Southern's gap position reflects a shift to longer-maturity interest-earning assets.

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

         Southern's tier one capital was 8.9% and the total capital was 10.0% of risk-based assets at March 31, 2003. These risk-based capital ratios were well in excess of the minimum requirements of 4.0% for tier one and 8.0% for total risk-based capital ratios. Southern's leverage ratio (tier one capital to total average quarterly assets) of 8.6% at March 31, 2003, was also in excess of the minimum 4.0% requirement. Southern has committed to the Federal Reserve that it will maintain, on a consolidated basis, a ratio of total capital to risk based assets of at least 10% until January 2004.

         Southern anticipates that it will need to continue to increase its capital in order to maintain its planned growth. Southern intends to increase its capital through a combination of earnings from operations, the sale of its common stock and the sale of other debt and equity securities. In this connection, during April 2003, Southern commenced an offering of its common stock. Southern expects that the proceeds from this transaction will be approximately $4,000,000. Southern is also investigating the feasibility of raising capital through the issuance of other debt and equities securities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

         Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Southern maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Southern files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of these controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer of Southern concluded that Southern's disclosure controls and procedures were adequate.

Changes in Internal Controls. Southern made no significant changes in its internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation by the Chief Executive Officer and Chief Financial Officer.

                                    PART II
                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         During the quarter ended March 31, 2003, Southern sold shares of its common stock in the following transactions which were not registered under the Securities Act of 1933, as amended:

         - Southern issued 12,668 shares of its common stock to its chief executive officer pursuant to an existing stock grant agreement. The shares are valued at $10.50 per share for purposes of this transaction. Southern issued the shares in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

         - Southern issued 8,521 shares of its common stock to its directors in lieu of directors' fees. The shares were issued at a value of $10.50 per share. Southern relied upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

         - Southern issued 14,161 shares of its common stock to its employees pursuant to Southern's existing employee stock purchase plan. The shares were issued at a value of $10.50 per share. Southern relied upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

         - Southern sold 1,400 shares of its common stock to one of its officers. The shares were sold a price of $10.50 per share. Southern relied upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Southern held its annual meeting of shareholders on April 17, 2003.

         At the annual meeting, Southern elected six directors to serve for a term of three years. The six persons who were elected to serve as directors were: Clark D. Jensen, Sanford H. Miller, Sal A. Nunziata, Stanley H. Sandefur, Gregory K. Talbot and Joel E. Whittenhall. At the annual meeting, 4,142,400 votes were voted for the election of each of the six nominees and 36 votes were voted against each of them.

         The following table sets forth all of the directors of Southern including their current term and office:

         Name of Director                     Term

         Clark D. Jensen                      2006
         Sanford H. Miller                    2006
         Sal A. Nunziata                      2006
         Stanley H. Sandefur                  2006

         Gregory K. Talbott                   2006
         Joel E. Whittenhall                  2006

         Dennis G. Bedley                     2004
         Charlie W. Brinkley, Jr.             2004
         Alfred J. Cinque                     2004
         Thomas H. Dargan, Jr.                2004
         Richard L. Garner                    2004
         John G. Squires                      2004

         George D. Anderson                   2005
         P.T. Fleuchaus                       2005
         Dennis E. Gilkey                     2005
         Jennings L. Hurt, III                2005
         John K. Ritenour                     2005


         At the annual meeting of shareholders, the shareholders approved an amendment to Southern's Articles of Incorporation to eliminate the limitation on the number of directors. In particular, the shareholders approved a resolution amending Article III, Paragraph A, of the Company's Articles of Incorporation to read as follows:

                  Number of Directors. The business and affairs of the corporation shall be managed by or under the direction of a Board of Directors consisting of such number of directors as shall be specified in the bylaws of the corporation, as amended from time to time by the corporation's Board of Directors.

         At the annual meeting of shareholders, 4,072,986 shares were voted in favor of the amendment and 69,450 shares were voted against the amendment.

ITEM 6.  EXHIBITS.

         (a)      Exhibits.

                  Exhibit No.       Description
                  -----------       -----------
                  3.1               Articles of Incorporation, as amended

                  99.1              Certification under Section 906 of Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K.

                  Not applicable.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SOUTHERN COMMUNITY BANCORP
                                    -------------------------------------------
                                                  (Registrant)


Date:  May 13, 2003                 /s/ Charlie W. Brinkley                   .
                                    -------------------------------------------
                                             Charlie W. Brinkley, Jr.
                                        Chairman of the Board of Directors
                                           and Chief Executive Officer
                                           (Principal Executive Officer)

Date:  May 13, 2003                 /s/ Stephen R. Jeuck                      .
                                    -------------------------------------------
                                                Stephen R. Jeuck
                                             Chief Financial Officer
                                          (Principal Accounting Officer)

                                 CERTIFICATIONS


I, Charlie W. Brinkley, Jr., certify, that:

1. I have reviewed this quarterly report on Form 10-Q of Southern Community Bancorp;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003                 By:       /s/  Charlie W. Brinkley         .
                                      -----------------------------------------
                                      Charlie W. Brinkley, Jr., Chairman of the
                                           Board and Chief Executive Officer
                                              (Principal Executive Officer)

I, Stephen R. Jeuck, certify, that:

1. I have reviewed this quarterly report on Form 10-Q of Southern Community Bancorp;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003               By: /s/ Stephen R. Jeuck
                                    -------------------------------------------
                                    Stephen R. Jeuck, Chief Financial Officer