Form 10-Q
period 2003-06-30
SOUTHERN COMMUNITY BANCORP
filed 2003-08-13
CIK 1110544

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                          COMMISSION FILE NO. 000-49780

                           SOUTHERN COMMUNITY BANCORP
 -----------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                 Florida                              59-3619325
    ---------------------------------        -----------------------------
    (State or Other Jurisdiction of                (I.R.S. Employer
      Incorporation or Organization)             Identification No.)


                 250 North Orange Avenue, Orlando, Florida 32801
  -----------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (407) 648-1844
  -----------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


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

         As of July 18, 2003, the issuer had 7,052,352 outstanding shares of common stock, par value $1.00 per share.

================================================================================

                           SOUTHERN COMMUNITY BANCORP
                                    FORM 10-Q
                                  June 30, 2003

                                      INDEX

                                                                                     PAGE NO.
                                                                                     --------
PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements                                                          3

           Condensed Consolidated Balance Sheets -
           June 30, 2003 and 2002 (Unaudited) and December 31, 2002                     3

           Condensed Consolidated Statements of Earnings (Unaudited) -
           Three Months Ended June 30, 2003 and 2002                                    5

           Condensed Consolidated Statements of Earnings (Unaudited) -
           Six Months Ended June 30, 2003 and 2002                                      6

           Condensed Consolidated Statements of Comprehensive Income (Unaudited) -
           Three Months Ended June 30, 2003 and 2002                                    7

           Condensed Consolidated Statements of Comprehensive Income (Unaudited) -
           Six Months Ended June 30, 2003 and 2002                                      8

           Condensed Consolidated Statements of Cash Flows (Unaudited) -
           Six Month Ended June 30, 2003 and 2002                                       9

           Condensed Consolidated Statement of Stockholders' Equity (Unaudited) -
           Six Months Ended June 30, 2003                                               11

           Notes to Condensed Consolidated Financial Statements (Unaudited)             12

           Review by Independent Public Accountants                                     17

           Independent Accountants' Report                                              18

Item 2.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                                       19

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                    32

Item 4.   Controls and Procedures                                                       32


PART II:  OTHER INFORMATION                                                             33

Item 2.   Changes in Securities                                                         33

Item 6.   Exhibits and Reports on Form 8-K                                              33




                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                          AT JUNE 30,
                                                                                     ----------------------
                                                                                       2003          2002
                                                                                     --------      --------

ASSETS
Cash and due from banks                                                              $ 21,999        11,604
Interest-earning deposits and federal funds sold                                        4,317        60,832
                                                                                     --------      --------

         Cash and cash equivalents                                                     26,316        72,436

Securities available for sale                                                         117,613        52,505
Security held to maturity                                                               3,427            --
Loans, net of allowance for loan losses of $7,582 in 2003 and $5,190 in 2002          611,214       405,818
Accrued interest receivable                                                             2,896         2,170
Federal Home Loan Bank stock, at cost                                                   1,729           212
Premises and equipment, net                                                            18,496        17,653
Deferred income tax asset                                                               1,609         1,078
Bank owned life insurance                                                               5,075         3,945
Goodwill                                                                                  971           971
Foreclosed assets, net                                                                      4           207
Other assets                                                                              551           301
                                                                                     --------      --------
         Total assets                                                                $789,901       557,296
                                                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
         Non-interest-bearing demand deposits                                          58,940        48,103
         Money-market deposits                                                        109,039        58,587
         Savings and NOW deposits                                                     202,731       138,830
         Time deposits                                                                292,476       246,910
                                                                                     --------      --------

                  Total deposits                                                      663,186       492,430

         Advances from Federal Home Loan Bank                                          34,000            --
         Subordinated debentures                                                        4,500            --
         Other borrowings                                                              13,737         2,691
         Official checks                                                                7,614         3,406
         Other liabilities                                                              2,038         2,433
                                                                                     --------      --------

                  Total liabilities                                                   725,075       500,960
                                                                                     --------      --------

Stockholders' equity:
         Common stock, $1.00 par value, 10,000,000 shares authorized, 7,046,352
                  and 6,693,064 shares issued and outstanding in 2003 and 2002          7,046         6,693
         Additional paid-in capital                                                    54,118        49,654
         Retained earnings (accumulated deficit)                                        3,048          (389)
         Accumulated other comprehensive income                                           614           378
                                                                                     --------      --------

                  Total stockholders' equity                                           64,826        56,336
                                                                                     --------      --------

                  Total liabilities and stockholders' equity                         $789,901       557,296
                                                                                     ========      ========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                               AT
                                                                          DECEMBER 31,
                                                                             2002
                                                                          ------------
         ASSETS
Cash and due from banks                                                    $ 19,127
Interest-earning deposits and federal funds sold                             16,596
                                                                           --------

                  Cash and cash equivalents                                  35,723

Securities available for sale                                                89,677
Security held to maturity                                                     3,452
Loans, net of allowance for loan losses of $6,262                           500,267
Accrued interest receivable                                                   2,806
Federal Home Loan Bank stock, at cost                                           212
Premises and equipment, net                                                  18,852
Deferred income tax asset                                                     1,424
Bank owned life insurance                                                     4,954
Goodwill                                                                        971
Foreclosed assets, net                                                          302
Other assets                                                                    146
                                                                           --------

                  Total assets                                             $658,786
                                                                           ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Non-interest-bearing demand deposits                              $ 59,313
         Money-market deposits                                              101,800
         Savings and NOW deposits                                           153,207
         Time deposits                                                      279,097
                                                                           --------

                  Total deposits                                            593,417

         Other borrowings                                                     1,423
         Official checks                                                      3,787
         Other liabilities                                                    2,060
                                                                           --------

                  Total liabilities                                         600,687
                                                                           --------

Stockholders' equity:
         Common stock, $1.00 par value, 10,000,000 shares
                  authorized, 6,693,064 shares issued and outstanding         6,693
         Additional paid-in capital                                          49,654
         Retained earnings                                                      795
         Accumulated other comprehensive income                                 957
                                                                           --------

                  Total stockholders' equity                                 58,099
                                                                           --------

                  Total liabilities and stockholders' equity               $658,786
                                                                           ========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                          THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                      --------------------------
                                                                         2003            2002
                                                                      ----------      ----------
Interest income:
         Loans                                                        $    9,770           7,321
         Securities                                                          942             644
         Other interest-earning assets                                        44             195
                                                                      ----------      ----------

                  Total interest income                                   10,756           8,160
                                                                      ----------      ----------

Interest expense:
         Deposits                                                          4,109           3,565
         Other borrowings                                                    183               8
                                                                      ----------      ----------
                  Total interest expense                                   4,292           3,573
                                                                      ----------      ----------

Net interest income                                                        6,464           4,587
         Provision for loan losses                                           975             441
                                                                      ----------      ----------

Net interest income after provision for loan losses                        5,489           4,146
                                                                      ----------      ----------

Noninterest income:
         Service charges on deposit accounts                                 213             116
         Other fees                                                          361             218
         Earnings on bank-owned life insurance                                59              48
         Gain on sale of securities available for sale                       289              89
         Other income                                                        256             173
                                                                      ----------      ----------
                  Total noninterest income                                 1,178             644
                                                                      ----------      ----------

Noninterest expense:
         Salaries and employee benefits                                    2,367           1,902
         Occupancy expense                                                   926             721
         Data processing                                                     311             247
         Printing and office supplies                                         97              80
         Marketing and advertising                                           139             107
         Professional fees                                                   266             118
         Preopening expense                                                   --              65
         Other expense                                                       559             369
                                                                      ----------      ----------
                  Total noninterest expense                                4,665           3,609
                                                                      ----------      ----------

Earnings before income taxes                                               2,002           1,181
         Income taxes                                                        753             431
                                                                      ----------      ----------

Net earnings                                                          $    1,249             750
                                                                      ==========      ==========

Basic earnings per share                                              $      .18             .13
                                                                      ==========      ==========
Weighted-average number of common shares outstanding for basic         6,796,085       5,580,263
                                                                      ==========      ==========
Diluted earnings per share                                            $      .17             .13
                                                                      ==========      ==========
Weighted-average number of common shares outstanding for diluted       7,207,476       5,802,810
                                                                      ==========      ==========
Dividends per share                                                   $       --              --
                                                                      ==========      ==========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                      --------------------------
                                                                          2003            2002
                                                                      ----------      ----------
Interest income:
         Loans                                                        $   18,705          14,014
         Securities                                                        1,736           1,107
         Other interest-earning assets                                        77             331
                                                                      ----------      ----------

                  Total interest income                                   20,518          15,452
                                                                      ----------      ----------

Interest expense:
         Deposits                                                          8,009           6,955
         Other borrowings                                                    191              23
                                                                      ----------      ----------
                  Total interest expense                                   8,200           6,978
                                                                      ----------      ----------

Net interest income                                                       12,318           8,474

         Provision for loan losses                                         1,720             846
                                                                      ----------      ----------

Net interest income after provision for loan losses                       10,598           7,628
                                                                      ----------      ----------

Noninterest income:
         Service charges on deposit accounts                                 408             236
         Other fees                                                          624             382
         Earnings on bank-owned life insurance                               121              95
         Gain on sale of securities available for sale                       289             122
         Other income                                                        486             285
                                                                      ----------      ----------
                  Total noninterest income                                 1,928           1,120
                                                                      ----------      ----------

Noninterest expense:
         Salaries and employee benefits                                    4,696           3,723
         Occupancy expense                                                 1,770           1,454
         Data processing                                                     609             484
         Printing and office supplies                                        179             168
         Marketing and advertising                                           261             227
         Professional fees                                                   413             222
         Preopening expense                                                   --             131
         Other expense                                                       989             734
                                                                      ----------      ----------
                  Total noninterest expense                                8,917           7,143
                                                                      ----------      ----------

Earnings before income taxes                                               3,609           1,605
         Income taxes                                                      1,356             588
                                                                      ----------      ----------

Net earnings                                                          $    2,253           1,017
                                                                      ==========      ==========

Basic earnings per share                                              $      .33             .18
                                                                      ==========      ==========
Weighted-average number of common shares outstanding for basic         6,888,083       5,533,846
                                                                      ==========      ==========
Diluted earnings per share                                            $      .31             .18
                                                                      ==========      ==========
Weighted-average number of common shares outstanding for diluted       7,260,104       5,756,678
                                                                      ==========      ==========
Dividends per share                                                   $       --              --
                                                                      ==========      ==========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (IN THOUSANDS)




                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
                                                       ----------------------------
                                                         2003                2002
                                                       -------             -------
Net earnings                                           $ 1,249                 750

Net change in unrealized gain on securities
      available for sale, net of tax                      (194)                580
                                                       -------             -------

Comprehensive income                                   $ 1,055               1,330
                                                       =======             =======



See Accompanying Notes to Condensed Consolidated Financial Statements.

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (IN THOUSANDS)




                                                              SIX MONTHS ENDED
                                                                 JUNE 30,
                                                       ----------------------------
                                                         2003                2002
                                                       -------             -------
Net earnings                                           $ 2,253               1,017

Net change in unrealized gain on securities
      available for sale, net of tax                      (343)                290
                                                       -------             -------

Comprehensive income                                   $ 1,910               1,307
                                                       =======             =======



See Accompanying Notes to Condensed Consolidated Financial Statements.

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                  -------------------------------
                                                                                     2003                  2002
                                                                                  ---------             ---------
Cash flows from operating activities:
Net earnings                                                                      $   2,253                 1,017
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:
              Provision for loan losses                                               1,720                   846
              Depreciation and amortization                                             835                   863
              Gain on sale of securities available for sale                            (289)                 (122)
              Net amortization of premiums and discounts on securities                  737                   (12)
              Net amortization of deferred loan fees and costs                         (642)                 (468)
              Common stock issued as compensation                                       222                   143
              Earnings on bank-owned life insurance                                    (121)                  (95)
              Increase in accrued interest receivable                                   (90)                  (87)
              Increase in other assets                                                 (405)                  (19)
              Increase in official checks                                             3,827                    98
              (Decrease) increase in other liabilities                                  (22)                  593
                                                                                  ---------             ---------

                  Net cash provided by operating activities                           8,025                 2,757
                                                                                  ---------             ---------

Cash flows from investing activities:
     Maturities, calls and repayments of securities available for sale               27,370                10,888
     Repayments of security held to maturity                                             24                    --
     Purchases of securities available for sale                                     (76,720)              (44,586)
     Proceeds from sale of securities available for sale                             20,439                23,247
     Net increase in loans                                                         (112,127)              (53,522)
     Purchase Federal Home Loan Bank stock                                           (1,517)                   --
     Purchases of premises and equipment                                               (639)               (2,287)
     Net proceeds from sales of foreclosed assets                                       400                   187
     Purchase of bank owned life insurance                                               --                  (405)
     Net proceeds from sale of premises and equipment                                   160                    --
                                                                                  ---------             ---------

                  Net cash used in investing activities                            (142,610)              (66,478)
                                                                                  ---------             ---------

Cash flows from financing activities:
     Net increase in deposits                                                        69,769                92,457
     Net increase in advances from Federal Home Loan Bank                            34,000                    --
     Increase in subordinated debentures                                              4,500                    --
     Net increase in other borrowings                                                12,314                 1,033
     Proceeds from issuance of common stock, net                                      4,595                12,538
                                                                                  ---------             ---------

                  Net cash provided by financing activities                         125,178               106,028
                                                                                  ---------             ---------

Net (decrease) increase in cash and cash equivalents                                 (9,407)               42,307

Cash and cash equivalents at beginning of period                                     35,723                30,129
                                                                                  ---------             ---------

Cash and cash equivalents at end of period                                        $  26,316                72,436
                                                                                  =========             =========


                                                                                                       (continued)


                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
                                 (IN THOUSANDS)


                                                                                                SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                          ---------------------------
                                                                                              2003             2002
                                                                                          ----------         --------
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                         $    8,208            7,119
                                                                                          ==========         ========

         Income taxes                                                                     $    1,805              490
                                                                                          ==========         ========

     Noncash financing and investing activities:
         Change in accumulated other comprehensive income, unrealized gain on
              securities available for sale, net of tax                                   $     (343)             290
                                                                                          ==========         ========

         Transfer of loans to foreclosed assets                                           $      102              207
                                                                                          ==========         ========

         Loans originated on sales of foreclosed assets                                   $       --              720
                                                                                          ==========         ========











See Accompanying Notes to Condensed Consolidated Financial Statements.

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2003
                                ($ IN THOUSANDS)


                                                                                                 ACCUMULATED
                                                                                                    OTHER
                                                    COMMON STOCK         ADDITIONAL                COMPRE-        TOTAL
                                               ----------------------     PAID-IN     RETAINED     HENSIVE     STOCKHOLDERS'
                                                 SHARES      AMOUNT       CAPITAL     EARNINGS      INCOME        EQUITY
                                               ---------    ---------    ---------    ---------    ---------   -------------
Balance at December 31, 2002                   6,693,064    $   6,693       49,654          795          957        58,099

Net earnings (unaudited)                              --           --           --        2,253           --         2,253

Net change in unrealized gain on securities
    available for sale, net of tax benefit
    of $185 (unaudited)                               --           --           --           --         (343)         (343)

Common stock issued as compensation
    (unaudited)                                   21,189           21          201           --           --           222

Sale of common stock in connection with
    Employee Stock Purchase Plan
    (unaudited)                                   14,161           14          135           --           --           149

Sale of common stock (unaudited)                 317,938          318        4,128           --           --         4,446
                                               ---------    ---------    ---------    ---------    ---------     ---------

Balance at June 30, 2003 (unaudited)           7,046,352    $   7,046       54,118        3,048          614        64,826
                                               =========    =========    =========    =========    =========     =========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         1. GENERAL. In the opinion of the management of Southern Community Bancorp and its subsidiaries (the "Company" or "Southern"), the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2003 and 2002, and the results of operations for the three-month and six-month periods then ended and cash flows for the six-month periods ended June 30, 2003 and 2002. The results of operations and other data for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

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

         2. LOAN IMPAIRMENT AND LOSSES. The Company performs a quarterly loan loss analysis to identify impaired loans. The Company's impaired loans were as follows (in thousands):


                                                      AT JUNE 30,
                                               -----------------------       AT DECEMBER 31,
                                                2003             2002             2002
                                               ------           ------       ---------------

Gross loans with no related allowance          $   --               --               --
Gross loans with related allowance                900            2,247              900
Less:  Allowance on the loans                     (90)            (225)             (45)
                                               ------           ------           ------

Net investment in impaired loans               $  810            2,022              855
                                               ======           ======           ======


         The average net investment in collateral dependent impaired loans and interest income recognized and received on these loans were as follows (in thousands):


                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              JUNE 30,                        JUNE 30,
                                                      ------------------------          ----------------------
                                                       2003             2002             2003           2002
                                                      -------          -------          -------          -----
Average net investment in impaired loans              $   833            2,035              844          2,072
                                                      =======          =======          =======          =====
Interest income recognized or impaired loans          $    --               --               --             --
                                                      =======          =======          =======          =====
Interest income received on impaired loans            $    --               --               --             --
                                                      =======          =======          =======          =====


         An analysis of the change in the allowance for loan losses was as follows (in thousands):


                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                JUNE 30,                           JUNE 30,
                                        -------------------------           -------------------------
                                          2003              2002              2003              2002
                                        -------           -------           -------           -------
Balance at beginning of period          $ 6,886             4,834             6,262             4,457
Provision charged to earnings               975               441             1,720               846
Net charge-offs                            (279)              (85)             (400)             (113)
                                        -------           -------           -------           -------

Balance at end of period                $ 7,582             5,190             7,582             5,190
                                        =======           =======           =======           =======



         Non-accrual and past due loans were as follows (in thousands):


                                                                AT JUNE 30,
                                                          ----------------------      AT DECEMBER 31,
                                                           2003            2002            2002
                                                          ------          ------      ----------------
Non-accrual loans                                         $3,026           2,868           3,154
Past due ninety days or more, but still accruing             309           1,446             126
                                                          ------          ------          ------

                                                          $3,335           4,314           3,280
                                                          ======          ======          ======


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


                                                                 THREE MONTHS ENDED JUNE 30,
                                        ----------------------------------------------------------------------------------
                                                        2003                                     2002
                                        --------------------------------------      -------------------------------------
                                                      WEIGHTED-                                  WEIGHTED-
                                                       AVERAGE       PER SHARE                    AVERAGE      PER SHARE
                                          EARNINGS      SHARES        AMOUNT          EARNINGS    SHARES         AMOUNT
                                          --------    ---------      ---------        --------   ---------     ----------


Basic earnings per share:
     Net earnings available to
         common stockholders               $ 1,249    6,796,085        $ .18           $ 750    5,580,263       $ .13
                                           =======                     =====           =====                    =====

Effect of dilutive securities -
     Incremental shares from assumed
         exercise of options                            411,391                                   222,547
                                                      ---------                                 ---------

Diluted earnings per share:
     Net earnings  available to common
     stockholders and assumed
         Conversion                        $ 1,249    7,207,476        $ .17           $ 750    5,802,810       $ .13
                                           =======    =========        =====           =====    =========       =====




                                                                  SIX MONTHS ENDED JUNE 30,
                                        --------------------------------------------------------------------------------
                                                        2003                                     2002
                                        --------------------------------------     ------------------------------------
                                                     WEIGHTED-                                  WEIGHTED-
                                                     AVERAGE        PER SHARE                    AVERAGE      PER SHARE
                                          EARNINGS    SHARES          AMOUNT        EARNINGS      SHARES        AMOUNT
                                          --------   --------      -----------      --------    ---------     ----------

Basic earnings per share:
     Net earnings available to
         common stockholders               $ 2,253    6,888,083        $ .33         $ 1,017    5,533,846       $ .18
                                           =======                     =====         =======                    =====

Effect of dilutive securities -
     Incremental shares from assumed
         exercise of options                            372,021                                   222,832
                                                      ---------                                 ---------

Diluted earnings per share:
     Net earnings  available to common
     stockholders and assumed
         Conversion                        $ 2,253    7,260,104        $ .31         $ 1,017    5,756,678       $ .18
                                           =======    =========        =====         =======    =========       =====

         4. REGULATORY CAPITAL. The Holding Company, the Orlando Bank, the Bonita Springs Bank, the Daytona Beach Bank and the South Florida Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2003 of the regulatory capital requirements and the actual capital on a percentage basis:


                                                                                                            REGULATORY
                                                                                           ACTUAL          REQUIREMENT
                                                                                           ------          -----------
         Total capital to risk-weighted assets
                  Consolidated                                                             10.42%               8.00%
                  Bonita Springs Bank                                                      11.49%               8.00%
                  Orlando Bank                                                              9.26%               8.00%
                  Daytona Beach Bank                                                        8.52%               8.00%
                  South Florida Bank                                                       12.42%               8.00%

         Tier I capital to risk-weighted assets
                  Consolidated                                                              8.75%               4.00%
                  Bonita Springs Bank                                                      10.47%               4.00%
                  Orlando Bank                                                              6.96%               4.00%
                  Daytona Beach Bank                                                        7.55%               4.00%
                  South Florida Bank                                                       11.27%               4.00%

         Tier I capital to total assets - leverage ratio
                  Consolidated                                                              8.41%               4.00%
                  Bonita Springs Bank                                                      10.52%               4.00%
                  Orlando Bank                                                              6.43%               4.00%
                  Daytona Beach Bank                                                        7.79%               4.00%
                  South Florida Bank                                                       10.32%               4.00%



         5. STOCK OPTION PLANS. The Company has several stock option plans (the "Option Plans") under which the Company is authorized to issue shares of its common stock to employees and directors pursuant to stock options and restricted stock grants. Vesting periods will be determined as awards are granted. At June 30, 2003, there were 1,351,935 shares available under the option plans which were not subject to outstanding stock options or restricted stock grants. Accordingly, the Company may issue stock options and restricted stock grants with respect to such shares in the future.

         A summary of stock option transactions for the six-month periods ended June 30, 2003 and 2002 follows ($ in thousands, except per share amounts):


                                                                 RANGE                   WEIGHTED-
                                                                OF PER                   AVERAGE            AGGREGATE
                                         NUMBER OF            SHARE OPTION              PER SHARE            OPTION
                                          SHARES                PRICE                     PRICE               PRICE
                                        ----------         ----------------            -------------       -------------

Balance at December 31, 2001             928,665              $7.50-8.80                   7.98               7,408

Granted                                    4,000                   10.50                  10.50                  42
Forfeited                                 (6,000)                   7.50                   7.50                 (45)
                                         -------                                                              -----

Balance at June 30, 2002                 926,665              7.50-10.50                   7.99               7,405
                                         =======                                                              =====

Balance at December 31, 2002             984,165             $7.50-10.50                   8.18               8,054

Granted                                   15,900             10.50-14.00                  11.76                 187
                                         -------                                                              -----

Balance at June 30, 2003               1,000,065            $ 7.50-14.00                   8.24               8,241
                                         =======                                                              =====


         The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation ($ in thousands, except per share amounts).


                                                         THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                JUNE 30,                          JUNE 30,
                                                      --------------------------          --------------------------
                                                        2003              2002              2003              2002
                                                      --------          --------          --------          --------
Net earnings, as reported                             $  1,249               750             2,253             1,017

Deduct: Total stock-based employee
     compensation determined under the fair
     value based method for all options, net
     of related tax effect                                 (75)             (106)             (145)             (212)
                                                      --------          --------          --------          --------

Proforma net earnings                                 $  1,174               644             2,108               805
                                                      ========          ========          ========          ========

Basic earnings per share:
     As reported                                      $    .18               .13               .33               .18
                                                      ========          ========          ========          ========

     Proforma                                         $    .17               .12               .31               .15
                                                      ========          ========          ========          ========

Diluted earnings per share:
     As reported                                      $    .17               .13               .31               .18
                                                      ========          ========          ========          ========

     Proforma                                         $    .16               .11               .29               .14
                                                      ========          ========          ========          ========


         In order to calculate the fair value of the options issued, it was assumed there would be no dividends paid by the Company over the exercise period, the expected life of the options would be the entire exercise period and stock volatility would be zero due to the lack of an active market for the stock. For purposes of pro forma disclosures, the estimated fair value is treated as expense during the vesting period. The following information summarizes the risk-free interest rates and fair values of options granted under the Option Plans:


                                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                         JUNE 30,                             JUNE 30,
                                                              ---------------------------           ---------------------------
                                                                 2003               2002               2003               2002
                                                              --------           --------           --------           --------
Risk-free interest rate                                           3.94%              4.46%              4.26%              4.46%
                                                              ========           ========           ========           ========

Weighted-average grant-date fair value per option of
     options issued during the period                         $   4.42           $   3.65           $   4.25           $   3.65
                                                              ========           ========           ========           ========



         6. OTHER EVENTS. During the second quarter of 2003, the Company sold 317,938 shares of its common stock at a price of $14.00 per share in a private placement transaction. The Company utilized $4.0 million of the proceeds to increase the capital of the Bonita Springs Bank, and retained the balance of the proceeds for future working capital requirements of the Company.

         In May 2003, the Company's Board of Directors authorized the Orlando Bank to acquire substantially all of the assets of the Daytona Beach Bank. In consideration for the transfer of the assets, the Orlando Bank will assume all of the liabilities of the Daytona Beach Bank and pay in cash to the Daytona Beach Bank an amount equal to the difference between the book value of the transferred assets and the assumed liabilities. As a result of the transaction, the Orlando Bank will hire all of the former employees of the Daytona Beach Bank and operate all of the former facilities of the Daytona Beach Bank. The Company also entered into an agreement with an unaffiliated purchaser to sell the Daytona Beach Bank legal entity to the purchaser for an amount equal to the amount of cash paid by the Orlando Bank for the assets of the Daytona Beach Bank and a premium of $1.0 million. The purchaser will pay this amount at closing. The purchaser is acquiring the Daytona Beach Bank legal entity in order to obtain its charter. The Company expects to record a $1.0 million pretax gain from the sale. These transactions are subject to regulatory approval and are expected to be consummated in the third quarter of 2003.

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

                    REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

         Hacker, Johnson & Smith PA, the Company's independent public accountants, have made a limited review of the financial data as of June 30, 2003 and 2002 and for the three and six month periods then ended, presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

         Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

                         INDEPENDENT ACCOUNTANTS' REPORT



The Board of Directors
Southern Community Bancorp
Orlando, Florida:


         We have reviewed the accompanying condensed consolidated balance sheets of Southern Community Bancorp and Subsidiaries (the "Company") as of June 30, 2003 and 2002, and the related condensed consolidated statements of earnings and comprehensive income for the three and six-month periods then ended, the related condensed consolidated statement of stockholders' equity for the six month period ended June 30, 2003 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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



HACKER, JOHNSON & SMITH PA
Orlando, Florida
July 17, 2003

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2003 AND 2002

         Southern had net earnings for the second quarter of 2003 of $1.2 million or $.18 per basic share and $.17 per diluted share, compared to $750,000 or $.13 per basic and diluted share for the comparable period in 2002. Earnings before income taxes in the second quarter of 2003 were $2.0 million, compared to $1.2 million in the second quarter of 2002. The improvement in earnings was primarily due to a substantial increase in net interest income, which grew from $4.6 million in the second quarter of 2002 to $6.5 million in the second quarter of 2003. As discussed below, the increase in net interest income was principally a result of the growth of Southern's assets and an improvement in its net interest margin.

         NET INTEREST INCOME. Southern's operating results depend primarily on Southern's net interest income, which is a difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest- bearing liabilities and the relative amounts of interest-earning assets and interest-bearing liabilities. Southern's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, Southern's net earnings are also affected by the level of non-performing loans and foreclosed assets, as well as the level of its non-interest income and its non-interest expenses, such as salaries and employee benefits and occupancy expense.

         Interest income for the second quarter of 2003 was $10.8 million, compared to $8.2 million for the second quarter of 2002. The growth in interest income primarily reflects the growth in Southern's assets, which grew from $557.3 million at June 30, 2002 to $789.9 million at June 30, 2003. This growth was partially offset by a decrease in the average yield earned on interest-earning assets. During the same period, net loans grew from $405.8 million to $611.2 million. The increase in assets is attributable to the growth of all of Southern's banks, particularly the South Florida Bank which commenced operations in August 2002. At that time, the South Florida Bank acquired an existing branch of the Orlando Bank located in Boca Raton, Florida. The growth of Southern's banks was supported by the opening of an additional branch of the Orlando Bank in October 2002 and an additional branch of the South Florida Bank in November 2002.

         Interest expense increased from $3.6 million for the second quarter of 2002 to $4.3 million for the comparable 2003 period. This was due to a combination of a higher level of deposits and borrowings, which more than offset a decrease in the average cost of deposits. The deposit growth was attributable to higher deposits at all of Southern's banks, particularly the South Florida Bank. Southern's interest expense also incurred because Southern had a higher level of borrowings in the second quarter of 2003 compared to 2002. These borrowings included $4.5 million in subordinated debentures issued by the Orlando Bank to increase its regulatory capital and approximately $35.0 million borrowed from the Federal Home Loan Bank to fund the purchase of investment securities.

         Southern's net interest margin increased from approximately 3.6% for the second quarter of 2002 to approximately 3.8% for the second quarter of 2003. The improvement in the net interest margin was primarily due to the increase in the level of Southern's loans relative to Southern's other assets. This shift had a positive impact on the net interest margin because loans are Southern's highest interest earning asset category. The net interest margin also improved because Southern reallocated a significant amount of its liquid assets (such as cash and cash equivalents) into investment securities, which have higher yields.

         PROVISION FOR LOAN LOSSES. The provision for loan losses totaled $975,000 in the second quarter of 2003 compared to $441,000 in the comparable period in 2002. The allowance for loan losses at June 30, 2003 was $7.6 million. See "Allowance and Provision for Loan Losses" below.

         NONINTEREST INCOME. Noninterest income in the second quarter of 2003 totaled $1.2 million, compared with $644,000 in the comparable period in 2002. Service charges on deposit accounts totaled $213,000 in 2003, up from $116,000 in 2002, due to an increase in the average number of deposit accounts. Other fees and other income totaled $617,000 in 2003, up from $391,000 in 2002. This increase was primarily caused by an increase in insurance and mortgage referral fees, as well as the overall growth of Southern. Gain on sale of securities available for sale was $289,000 for the three months ended June 30, 2003 compared to $89,000 for the comparable 2002 period.

         NONINTEREST EXPENSE. Noninterest expense for the second quarter of 2003 totaled $4.7 million, up 29.3% from $3.6 million in 2002. Noninterest expenses included the following:

         o Salaries and employee benefits represented 50.7% of total non-interest expense in 2003. Salaries and employee benefits increased 24.4% to $2.4 million in 2003 from $1.9 million in 2002.

            The increase was primarily due to the addition of employees in connection with the opening of a new branch by the Orlando Bank in October 2002, and the commencement of operations of the South Florida Bank, together with salary increases and higher benefit costs.

         o Occupancy expense in 2003 totaled $926,000, up 28.4% from $721,000 in 2002. This increase was primarily due to the opening of a new branch by the Orlando Bank and the commencement of operations of the South Florida Bank.

         o Other non-interest expenses for the second quarter of 2003 totaled $1.4 million, up 39.1% from $986,000 in 2002. Other non-interest expense include data processing, printing and office supplies, marketing and advertising, professional fees and other expenses. The increase resulted from the opening of additional branches and the overall growth of Southern.

         INCOME TAXES. Income taxes totaled $753,000 in 2003 (effective rate of 37.6%) compared to $431,000 in 2002 (effective rate of 36.5%).

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2003 AND 2002

         Southern had net earnings for the first half of 2003 of $2.3 million or $.33 per basic share and $.31 per diluted share, compared to $1.0 million or $.18 per basic and diluted share for the comparable period in 2002. Earnings before income taxes for the first half of 2003 were $3.6 million compared $1.6 million in the first half of 2002. The improvement in earnings was primarily due to a substantial increase in net interest income, which grew from $8.5 million in the first half of 2002 to $12.3 million in the first half of 2003. As discussed below, the increase in net interest income was principally a result of the growth in Southern's assets and an improvement in its net interest margin.

         NET INTEREST INCOME. Interest income for the first half of 2003 was $20.5 million, compared to $15.5 million for the first half of 2002. The growth in interest income primarily reflects the growth in Southern's assets, which grew from $557.3 million at June 30, 2002 to $789.9 million at June 30, 2003. This growth was partially offset by a decrease in the average yield earned on interest-earning assets. During the same period, net loans grew from $405.8 million to $611.2 million. The increase in assets is attributable to the growth of all of Southern's banks, particularly the South Florida Bank.

         Interest expense increased from $7.0 million for the first half of 2002 to $8.2 million for the comparable 2003 period. This was due to a combination of higher level of deposits and borrowings, which was partially offset by a decrease in the average cost of deposits. The deposit growth was attributable to a higher level of deposits at all Southern's banks, particularly the new operations in southeast Florida. Southern's interest expense also incurred because Southern had a higher level of borrowings in the second quarter of 2003 compared to 2002. These borrowings included $4.5 million in subordinated debentures issued by the Orlando Bank to increase its regulatory capital and approximately $35.0 million borrowed from the Federal Home Loan Bank to fund the purchase of investment securities.

         Southern's net interest margin increased from approximately 3.6% for the first half of 2002 to approximately 3.8% for the first half of 2003. The improvement in the net interest margin was primarily due to the increase in the level of Southern's loans relative to Southern's other assets. This shift had a positive impact on the net interest margin because loans are Southern's highest interest earning asset category. The net interest margin also improved because Southern reallocated a significant amount of its liquid assets (such as cash and cash equivalents) into investment securities, which have higher yields.

         PROVISION FOR LOAN LOSSES. The provision for loan losses totaled $1.7 million in the first half of 2003 compared to $846,000 in 2002. The allowance for loan losses at June 30, 2003 was $7.6 million. See "Allowance and Provision for Loan Losses" below.

         NONINTEREST INCOME. Noninterest income in the first half of 2003 totaled $1.9 million, compared with $1.1 million in 2002. Service charges on deposit accounts totaled $408,000 in 2003, up from $236,000 in 2002, due to an increase in the average number of deposit accounts. Other fees and other income totaled $1.1 million in 2003, up from $667,000 in 2002. This increase was primarily caused by an increase in insurance and mortgage referral fees, as well as the overall growth of Southern. Gain on sale of securities available for sale was $289,000 during the first half of 2003 compared to $122,000 for the comparable 2002 period.

         NONINTEREST EXPENSE. Noninterest expense for the first half of 2003 totaled $8.9 million, up 24.8% from $7.1 million in 2002. Noninterest expense included the following:

         o Salaries and employee benefits represented 52.7% of total non-interest expense in 2003. Salaries and employee benefits increased 26.1% to $4.7 million in 2003 from $3.7 million in 2002. The increase was primarily due to the addition of employees in connection with the opening of a new branch by the Orlando Bank and the commencement of operations of the South Florida Bank, together with salary increases and higher benefit costs.

         o Occupancy expense in 2003 totaled $1.8 million, up 21.7% from $1.5 million in 2002. This increase was primarily due to the opening of a new branch by the Orlando Bank and the commencement of operations of the South Florida Bank.

         o Other non-interest expenses for the first half of 2003 totaled $2.5 million, up 24.7% from $2.0 million in 2002. Other non-interest expenses include data processing, printing and office supplies, marketing and advertising, professional fees and other expenses. The increase resulted from the opening of additional branches as well as the overall growth of Southern.

         INCOME TAXES. Income taxes totaled $1.4 million in 2003 (effective rate of 37.6%) compared to $588,000 in 2002 (effective rate of 36.6%).

CAPITAL EXPENDITURES

         Southern makes capital expenditures in order to improve its ability to provide quality services to its customers. Capital expenditures for the six months ended June 30, 2003 equaled $639,000 compared to $2.3 million in 2002. The expenditures in 2002 and 2003 were primarily related to the purchase, construction and furnishing of new branches. The expenses in 2002 are primarily related to the cost of construction of Southern's new offices in Lake Mary, Florida and furnishing of other branches. The expense in 2003 primarily related to the new branch in Palm Beach, Florida.

ASSET QUALITY AND CREDIT RISK

         SECURITIES. Southern maintains a high quality investment portfolio including securities of U.S. government entities, mortgage-backed securities and municipal bonds. Southern believes that the securities have very little risk of default. At June 30, 2003, all but one of the securities held in Southern's investment portfolio were classified available for sale and all were rated "A" or better (with a majority rated triple "A"). A rating of "A" or better means that the bonds are of "upper medium grade, with strong ability to repay, possibly with some susceptibility to adverse economic conditions or changing circumstances." Ratings are assigned by independent rating agencies and are subject to the accuracy of reported information concerning the issuers and the subjective judgment and analysis of the rating agencies. They are not a guarantee of collectibility.

         The following table sets forth information regarding the composition and carrying amounts of the investment portfolio at June 30, 2003 and 2002:

                              INVESTMENT PORTFOLIO


                                                         AT JUNE 30,
                                                --------------------------
                                                  2003              2002
                                                --------          --------
                                                      (IN THOUSANDS)
Available for Sale:

   U.S. Government agencies securities          $ 45,538            31,120

   Mortgage-backed securities                     70,246            21,132

   Municipal bonds                                 1,829               253
                                                --------          --------

                                                $117,613            52,505
                                                ========          ========

Held to Maturity-

   Mortgage-backed security                     $  3,427                --
                                                ========          ========


         Southern's investment securities increased significantly in the first half of 2003 due to Southern's decision to reallocate other liquid assets (such as cash and cash equivalents) into higher yielding investment securities. Investment securities also increased because Southern purchased approximately

$35.0 million in investment securities from the proceeds of approximately $35.0 million in borrowings from the Federal Home Loan Bank.

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

         As of June 30, 2003, the majority of Southern's real estate loans were loans secured by real estate in central and south Florida. This level of concentration could present a potential credit risk to Southern because the ultimate collectibility of these loans is susceptible to adverse changes in real estate market conditions in these markets. Southern has sought to address this risk by limiting most loans to a maximum of 75% of the appraised value of the underlying real estate and maximum amortization schedules of 20 years with maturity dates not exceeding five years.

         The following table divides Southern's loan portfolio into five categories. Most of the loans are short-term and may be renewed or rolled over at maturity. At that time, Southern undertakes a complete review of the borrower's credit worthiness and the value of any collateral. If these items are satisfactory, Southern will generally renew the loan at prevailing interest rates.

                                 TYPES OF LOANS


                                                            AT JUNE 30,
                                                    -----------------------------
                                                       2003                2002
                                                    ---------           ---------
                                                            (IN THOUSANDS)

Commercial                                          $ 142,317              98,735

Commercial real estate                                244,473             168,282

Residential real estate                                58,839              39,125

Construction                                          161,378              95,265

Consumer and other                                     14,043              11,859
                                                    ---------           ---------

         Total loans                                  621,050             413,266
Less:
Allowance for loan losses                              (7,582)             (5,190)

Net deferred loan fees and other discounts             (2,254)             (2,258)
                                                    ---------           ---------

         Loans, net                                 $ 611,214             405,818
                                                    =========           =========

         COMMERCIAL LOANS. Southern makes commercial loans to businesses located in its target markets. The credit risk associated with business lending is influenced by general economic conditions, deterioration in a borrower's capital position resulting in increasing debt to equity ratios, deterioration in a borrower's cash position resulting in a liquidity problem, and decreasing revenues due to inefficient operations of the borrower. These loans are generally secured by corporate assets, marketable securities or other liquid financial instruments. These loans totaled approximately $142.3 million or 22.9% of total loans at June 30, 2003, compared with $98.7 million or 23.9% of total loans at June 30, 2002. The growth in commercial loans was primarily due to new loans originated in southeast Florida.

         REAL ESTATE LOANS. Southern's real estate loans totaled $464.7 million or 74.8% of total loans at June 30, 2003, and $302.7 million or 73.2% at June 30, 2002.

         Southern makes real estate loans secured by commercial real estate, including loans to acquire or refinance office buildings, warehouses and apartments. These loans generally require a loan to value of not more than 75%. Most of these loans have a maturity of five years or less. Almost all of these loans are secured by real property located in central and south Florida. These loans totaled $244.5 million or 39.3% of total loans at June 30, 2003 compared with $168.3 million or 40.7% of total loans at June 30, 2002. The growth in commercial real estate loans was primarily due to new loans originated in southeast Florida. Risks associated with commercial real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

         Residential real estate loans totaled $58.8 million or 9.5% of total loans at June 30, 2003, compared with $39.1 million or 9.4% at June 30, 2002. Residential real estate mortgage loans are predominately adjustable rate home mortgages which generally require a loan-to-collateral value of not more than 90% and equity credit lines which generally limit the loan-to-collateral value to not more than 90%. Most loans have a maximum term of five to seven years. Almost all of the residential real estate mortgage loans are secured by homes in central and south Florida. Risks associated with residential real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

         Construction loans totaled $161.4 million or 26.0% of total loans at June 30, 2003 compared to $95.3 million or 23.1% of total loans at June 30, 2002. Southern primarily makes construction loans on property located in central and south Florida.

         CONSUMER AND OTHER LOANS. Southern offers consumer loans and personal and secured loans. The security for these loans ordinarily consists of automobiles, consumer goods, marketable securities, certificates of deposit and similar items. These loans totaled approximately $14.0 million or 2.3% of total loans, on June 30, 2003, compared with $11.9 million or 2.9% of total loans, on June 30, 2002. Risks associated with installment loans include borrowers' loss of employment and declines in the borrowers' financial condition resulting in delinquencies, and rapid depreciation of loan collateral.

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

         Southern had legally binding commitments to extend credit, including unused lines of credit and letters of credit, totaling $185.7 million at June 30, 2003. Management believes Southern has adequate resources to fund all of commitments and that substantially all of its existing commitments will be funded in 2003.

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

         The following table presents Southern's non-performing assets and past due loans:

                 NON-PERFORMING ASSETS AND 90 DAY PAST DUE LOANS

                                                       AT JUNE 30,
                                                 -----------------------
                                                  2003            2002
                                                 ------          ------
                                                      (IN THOUSANDS)

Nonaccrual loans                                 $3,026           2,868

Foreclosed assets                                     4             207
                                                 ------          ------

Total nonperforming assets                       $3,030           3,075
                                                 ======          ======

Accruing loans past due 90 days or more          $  309           1,446
                                                 ======          ======


         Southern's non-performing loans and loans past due 90 days were $3.3 million at June 30, 2003, or .54% of total loans of $621.1 million. Non-performing loans at June 30, 2003 consisted of commercial and residential real estate loans. Southern believes that its non-performing loans are well secured and are unlikely to result in any material losses. Total non-performing assets and accruing loans past due 90 days or more totaled $3.3 million at June 30, 2003, compared to $4.5 million at June 30, 2002.

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

          Management relied on these factors, as well as its assessment of the financial condition of specific clients facing financial difficulties, in deciding to increase the allowance for loan losses to $7.6 million at June 30, 2003, from $6.3 million at December 31, 2002 and $5.2 million at June 30, 2002.

FINANCIAL CONDITION

         Southern's goal is to maintain a high quality and liquid balance sheet. Southern seeks to achieve this objective through increases in collateralized loans, a strong portfolio of real estate loans and a stable portfolio of investment securities of high quality.

         CASH AND CASH EQUIVALENTS. Southern had cash and cash equivalents of $26.3 million at June 30, 2003, compared to $72.4 million at June 30, 2002. This decrease was primarily the result of Southern's strategy to expand its loan portfolio and redeploy excess cash into investment securities.

         SECURITIES. On June 30, 2003, securities were $121.0 million or 16.4% of total earning assets. The investment portfolio, most of which has been classified as available for sale, increased 130.5% from $52.5 million at June 30, 2002. This increase was largely attributable to Southern's efforts to increase excess cash and cash equivalents into high yielding securities. Southern also acquired approximately $35.0 million in investment securities from the proceeds of approximately $35.0 million loan for the Federal Home Loan Bank.

         LOANS. Net loans were $611.2 million as of June 30, 2003, compared to $405.8 million as of June 30, 2002. See "Asset Quality and Credit Risk -- Loans," above.

         INTEREST-BEARING LIABILITIES. Interest-bearing liabilities primarily consist of interest-bearing deposits and other borrowings. Total interest-bearing liabilities were $656.5 million at June 30, 2003, up 46.5% from $448.0 million in 2002. There was an increase in savings, money-market and NOW deposits of $114.4 million or 57.9% compared to 2002. There was also a significant increase in time deposits of $45.6 million or 18.5% compared to 2002. The growth in Southern's deposits reflects Southern's marketing efforts to obtain deposits in southeast Florida for its new South Florida Bank and the opening of an additional branch in the Orlando Bank.

         Other borrowings, increased $49.5 million to $52.2 million at June 30, 2003 from $2.7 million at June 30, 2002. These borrowings included approximately $35.0 million borrowed from the Federal Home Loan Bank. Southern utilized the proceeds of this loan to purchase investment securities which had a higher current yield than the loan. Southern's Orlando Bank also borrowed $4.5 million through the issuance of subordinated debentures. These debentures bear interest at a floating rate equal to the prime rate, with a minimum of 5.0% and a maximum of 12.0%. Interest only is payable semiannually. The principal amount of the debentures and all accrued interest is due in full in 2011. Subject to required reductions during the last 5 years prior to maturity, the debentures qualify as Tier 2 capital. The Orlando Bank currently expects to issue an additional $5.5 million in debentures during the third quarter of this year.

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

         Regular monitoring of assets and liabilities that are rate sensitive within 30 days, 90 days, 180 days and one year is an integral part of Southern's rate-sensitivity management process. It is Southern's policy to maintain a reasonable balance of rate-sensitive assets and liabilities on a cumulative one year basis, thus minimizing net interest income exposure to changes in interest rates. Southern's sensitivity position at June 30, 2003 was such that net interest income would decrease modestly if there were an increase in short-term interest rates.

         Southern monitors the interest rate risk sensitivity with traditional gap measurements. The gap table has certain limitations in its ability to accurately portray interest sensitivity; however, it does provide a static reading of Southern's interest rate risk exposure.

         As of June 30, 2003, Southern was liability sensitive (interest-sensitive liabilities subject to repricing exceeded interest-sensitive assets subject to repricing) on a 365-day basis to the extent of $99.9 million. This negative gap at June 30, 2003 was 12.7% of total assets compared to 0.7% at June 30, 2002. Southern's target gap position is in the range of negative 20% and positive 20%. The change in Southern's gap position reflects a shift to longer-maturity interest-earning assets.

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

         Southern's tier one capital was 8.75% and the total capital was 10.42% of risk-based assets at June 30, 2003. These risk-based capital ratios were well in excess of the minimum requirements of 4.0% for tier one and 8.0% for total risk-based capital ratios. Southern's leverage ratio (tier one capital to total average quarterly assets) of 8.41% at June 30, 2003, was also in excess of the minimum 4.0% requirement. Southern has committed to the Federal Reserve that it will maintain, on a consolidated basis, a ratio of total capital to risk based assets of at least 10% until January 2004.

         Southern's goal is to increase the capital of its banks so that each of them is "well capitalized" under applicable federal banking regulations. At June 30, 2003, all of the banks other than the Orlando Bank had achieved this objective. Southern expects the Orlando Bank to reach this objective in the second half of 2003.

         In the second quarter of 2003, Southern sold 316,538 shares of its common stock at a price of $14.00 per share in a private placement transaction. Southern received gross proceeds of $4.4 million from this offering. It contributed $4.0 million of this amount to increase the capital of the Bonita Springs Bank which will utilize the funds for general working capital purposes, including making loans and purchasing investment securities. Southern retained the balance of the proceeds for general working capital purposes. Southern also received an additional $94,000 from this offering in the third quarter of 2003.

         In June 2003, the Orlando Bank issued $4.5 million of subordinated debentures to institutional investors. The Orlando Bank will utilize the proceeds from the sale of the debentures for general working capital purposes, including making loans and purchasing investment securities.

         Southern anticipates that it will need to continue to increase its capital in order to maintain its planned growth. Southern intends to increase its capital through a combination of earnings from operations, third party loans and the sale of securities.

OTHER DEVELOPMENTS

         In May 2003, the Company's Board of Directors authorized the Orlando Bank to acquire substantially all of the assets of the Daytona Beach Bank due to the natural overlap of their market areas. In consideration for the transfer of the assets, the Orlando Bank will assume all of the liabilities of the Daytona Beach Bank and pay in cash to the Daytona Beach Bank an amount equal to the difference between the book value of the transferred assets and the assumed liabilities. As a result of the transaction, the Orlando Bank will hire all of the former employees of the Daytona Beach Bank and continue to operate all of the former facilities of the Daytona Beach Bank. This transfer has been approved by the State of Florida Office of Financial Regulation and the Federal Deposit Insurance Corporation. Southern currently expects to complete the transfer in August 2003.

         The Company also entered into an agreement to merge the Daytona Beach Bank into an unaffiliated bank based in another state, after completion of the transfer of the Daytona Beach Bank's assets and liabilities to the Orlando Bank. In consideration for the merger, the acquiring bank will pay to the Company an amount equal to the capital accounts of the Daytona Beach Bank at the time of the merger and a premium of $1.0 million. The purchaser will pay this amount at closing. The purchaser is acquiring the Daytona Beach Bank in an interstate bank merger transaction in order to gain the ability to establish branch offices in Florida. The Company expects to record a $1.0 million pretax gain from the sale. This transaction has been approved by the Office of the Comptroller of the Currency. Southern currently expects to complete this transaction immediately after the transfer of the assets of the Daytona Beach Bank.

         Except for the receipt of the $1.0 million premium from the purchaser, the foregoing transactions will not affect Southern's consolidated assets, liabilities or stockholders equity.

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

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

         During the quarter ended June 30, 2003, Southern sold shares of its common stock in the following transaction which was not registered under the Securities Act of 1933, as amended:

         The Company sold 316,538 shares of common stock at $14.00 per share in a private placement transaction. Southern issued the shares in reliance upon the exemption for registration set forth in Section 4(2) of the Securities Act of 1933, as amended. A total of 85 of the purchasers were accredited investors, as such term is defined under Regulation D under the Securities Act. The remaining 16 purchasers were non-accredited investors.

ITEM 6. EXHIBITS.

         (a)      EXHIBITS.

                  EXHIBIT NO.       DESCRIPTION
                  -----------       -----------

                  31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

                  31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

                  32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of Sarbanes-Oxley Act of 2002

         (b)      REPORTS ON FORM 8-K.

                  Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SOUTHERN COMMUNITY BANCORP
                                                    (Registrant)


Date: August 7, 2003                        /s/  CHARLIE W. BRINKLEY, JR.
                                         ----------------------------------
                                              Charlie W. Brinkley, Jr.
                                         Chairman of the Board of Directors
                                             and Chief Executive Officer
                                            (Principal Executive Officer)

Date: August 7, 2003                            /s/ STEPHEN R. JEUCK
                                         ----------------------------------
                                                  Stephen R. Jeuck
                                               Chief Financial Officer
                                           (Principal Accounting Officer)