Form 10-Q
period 2003-09-30
SOUTHERN COMMUNITY BANCORP
filed 2003-11-14
CIK 1110544

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

                                 (407) 648-1844
                 -----------------------------------------------
                (Issuer's telephone number, including area code)


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

         As of October 31, 2003, the issuer had 7,073,067 outstanding shares of common stock, par value $1.00 per share.

================================================================================

                           SOUTHERN COMMUNITY BANCORP
                                    FORM 10-Q
                               September 30, 2003

                                      INDEX


                                                                                         Page No.
                                                                                         --------

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements                                                                3

           Condensed Consolidated Balance Sheets -
           September 30, 2003 and 2002 (Unaudited) and December 31, 2002                     3

           Condensed Consolidated Statements of Earnings (Unaudited) -
           Three Months Ended September 30, 2003 and 2002                                    5

           Condensed Consolidated Statements of Earnings (Unaudited) -
           Nine Months Ended September 30, 2003 and 2002                                     6

           Condensed Consolidated Statements of Comprehensive Income
                  (Unaudited):
           Three Months Ended September 30, 2003 and 2002                                    7
           Nine Months Ended September 30, 2003 and 2002                                     7

           Condensed Consolidated Statements of Cash Flows (Unaudited) -
           Nine Months Ended September 30, 2003 and 2002                                     8

           Condensed Consolidated Statement of Stockholders' Equity (Unaudited) -
                  Nine Months Ended September 30, 2003                                      10

           Notes to Condensed Consolidated Financial Statements (Unaudited)                 11

           Review by Independent Accountants                                                16

           Report on Review by Independent Accountants                                      17

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                                            18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         34

Item 4.  Controls and Procedures                                                            34

PART II:  OTHER INFORMATION                                                                 35

Item 2.  Changes in Securities                                                              35

Item 6.  Exhibits and Reports on Form 8-K                                                   35



                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)
                   ($ in thousands, except per share amounts)


                                                                                                At September 30,
                                                                                         -----------------------------
                                                                                            2003               2002
                                                                                         ---------           ---------
ASSETS

Cash and due from banks                                                                  $  23,323              12,250
Interest-earning deposits and federal funds sold                                            10,616              77,935
                                                                                         ---------           ---------

         Cash and cash equivalents                                                          33,939              90,185

Securities available for sale                                                              108,596              63,623
Security held to maturity                                                                    3,415                  --
Loans, net of allowance for loan losses of $8,418 in 2003 and $6,095 in 2002               675,913             439,188
Accrued interest receivable                                                                  3,246               2,624
Federal Home Loan Bank stock, at cost                                                        1,934                 212
Premises and equipment, net                                                                 19,485              18,309
Deferred income tax asset                                                                    2,522                 900
Bank owned life insurance                                                                    5,132               4,002
Goodwill                                                                                       971                 971
Foreclosed assets, net                                                                         822                 185
Other assets                                                                                   644                 690
                                                                                         ---------           ---------

         Total assets                                                                    $ 856,619             620,889
                                                                                         =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
         Non-interest-bearing demand deposits                                               74,854              53,611
         Money-market deposits                                                             116,498              91,003
         Savings and NOW deposits                                                          246,496             142,622
         Time deposits                                                                     295,800             268,235
                                                                                         ---------           ---------

                  Total deposits                                                           733,648             555,471

         Advances from Federal Home Loan Bank                                               32,250                  --
         Subordinated debentures                                                            10,000                  --
         Other borrowings                                                                    8,346               1,912
         Official checks                                                                     3,930               4,056
         Other liabilities                                                                   2,795               2,328
                                                                                         ---------           ---------

                  Total liabilities                                                        790,969             563,767
                                                                                         ---------           ---------

Stockholders' equity:
         Common stock, $1.00 par value, 10,000,000 shares authorized, 7,073,067
                  and 6,693,064 shares issued and outstanding in 2003 and 2002               7,073               6,693
         Additional paid-in capital                                                         54,465              49,654
         Retained earnings                                                                   5,195                  66
         Accumulated other comprehensive income (loss)                                      (1,083)                709
                                                                                         ---------           ---------

                  Total stockholders' equity                                                65,650              57,122
                                                                                         ---------           ---------

                  Total liabilities and stockholders' equity                             $ 856,619             620,889
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
                                                                                         ========



     See Accompanying Notes to Condensed Consolidated Financial Statements.

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
            Condensed Consolidated Statements of Earnings (Unaudited)
                   ($ in thousands, except per share amounts)


                                                                                  Three Months Ended
                                                                                      September 30,
                                                                            --------------------------------
                                                                               2003                  2002
                                                                            ----------            ----------
Interest income:
         Loans                                                              $   10,535                 8,168
         Securities                                                                933                   674
         Other                                                                      25                   321
                                                                            ----------            ----------

                  Total interest income                                         11,493                 9,163

Interest expense:
         Deposits                                                                4,209                 3,945
         Other borrowings                                                          346                     7
                                                                            ----------            ----------

                  Total interest expense                                         4,555                 3,952
                                                                            ----------            ----------

Net interest income                                                              6,938                 5,211

         Provision for loan losses                                               1,026                 1,106
                                                                            ----------            ----------

Net interest income after provision for loan losses                              5,912                 4,105
                                                                            ----------            ----------

Noninterest income:
         Service charges on deposit accounts                                       203                   135
         Other fees                                                                446                   160
         Earnings on bank-owned life insurance                                      57                    57
         Gain (loss) on sale of securities available for sale                       65                    (2)
         Gain on sale of charter                                                 1,000                    --
         Other income                                                              278                   102
                                                                            ----------            ----------


                  Total noninterest income                                       2,049                   452
                                                                            ----------            ----------

Noninterest expense:
         Salaries and employee benefits                                          2,346                 2,071
         Occupancy expense                                                         924                   753
         Data processing                                                           306                   255
         Printing and office supplies                                               92                    90
         Marketing and advertising                                                 139                   108
         Professional fees                                                         225                   150
         Other expense                                                             506                   413
                                                                            ----------            ----------

                  Total noninterest expense                                      4,538                 3,840
                                                                            ----------            ----------

Earnings before income taxes                                                     3,423                   717

         Income taxes                                                            1,276                   262
                                                                            ----------            ----------

Net earnings                                                                $    2,147                   455
                                                                            ==========            ==========
Basic earnings per share                                                    $      .30                   .07
                                                                            ==========            ==========
Weighted-average number of common shares outstanding for basic               7,059,835             6,693,064
                                                                            ==========            ==========
Diluted earnings per share                                                  $      .29                   .07
                                                                            ==========            ==========
Weighted-average number of common shares outstanding for diluted             7,471,051             6,914,468
                                                                            ==========            ==========
Dividends per share                                                                 --                    --
                                                                            ==========            ==========




     See Accompanying Notes to Condensed Consolidated Financial Statements.

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
            Condensed Consolidated Statements of Earnings (Unaudited)
                   ($ in thousands, except per share amounts)

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                            --------------------------------
                                                                               2003                 2002
                                                                            ----------            ----------
Interest income:
         Loans                                                              $   29,240                22,182
         Securities                                                              2,669                 1,781
         Other                                                                     102                   652
                                                                            ----------            ----------

                  Total interest income                                         32,011                24,615
                                                                            ----------            ----------

Interest expense:
         Deposits                                                               12,218                10,900
         Other borrowings                                                          537                    30
                                                                            ----------            ----------

                  Total interest expense                                        12,755                10,930
                                                                            ----------            ----------

Net interest income                                                             19,256                13,685

         Provision for loan losses                                               2,746                 1,952
                                                                            ----------            ----------

Net interest income after provision for loan losses                             16,510                11,733
                                                                            ----------            ----------

Noninterest income:
         Service charges on deposit accounts                                       611                   371
         Other fees                                                              1,070                   542
         Earnings on bank-owned life insurance                                     178                   152
         Gain on sale of securities available for sale                             354                   120
         Gain on sale of charter                                                 1,000                    --
         Other income                                                              764                   387
                                                                            ----------            ----------

                  Total noninterest income                                       3,977                 1,572
                                                                            ----------            ----------

Noninterest expense:
         Salaries and employee benefits                                          7,042                 5,794
         Occupancy expense                                                       2,694                 2,207
         Data processing                                                           915                   739
         Printing and office supplies                                              271                   258
         Marketing and advertising                                                 400                   335
         Professional fees                                                         638                   372
         Preopening expense                                                         --                   134
         Other expense                                                           1,495                 1,144
                                                                            ----------            ----------

                  Total noninterest expense                                     13,455                10,983
                                                                            ----------            ----------
Earnings before income taxes                                                     7,032                 2,322

         Income taxes                                                            2,632                   850
                                                                            ----------            ----------

Net earnings                                                                $    4,400                 1,472
                                                                            ==========            ==========
Basic earnings per share                                                    $      .64            $      .25
                                                                            ==========            ==========
Weighted-average number of common shares outstanding for basic               6,884,651             5,925,934
                                                                            ==========            ==========
Diluted earnings per share                                                  $      .64                   .24
                                                                            ==========            ==========
Weighted-average number of common shares outstanding for diluted             7,270,503             6,148,290
                                                                            ==========            ==========
Dividends per share                                                                 --                    --
                                                                            ==========            ==========



     See Accompanying Notes to Condensed Consolidated Financial Statements.

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
      Condensed Consolidated Statements of Comprehensive Income (Unaudited)
                                 (In thousands)




                                                              Three Months Ended                 Nine Months Ended
                                                                  September 30.                     September 30,
                                                            -------------------------          -------------------------
                                                             2003              2002             2003              2002
                                                            -------           -------          -------           -------
Net earnings                                                $ 2,147               455            4,400             1,472

Net change in unrealized (loss) gain on securities
      available for sale, net of tax                         (1,697)              331           (2,040)              621
                                                            -------           -------          -------           -------

Comprehensive income                                        $   450               786            2,360             2,093
                                                            =======           =======          =======           =======







6See Accompanying Notes to Condensed Consolidated Financial Statements.

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)



                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                -----------------------------
                                                                                  2003               2002
                                                                                ---------           ---------
Cash flows from operating activities:
Net earnings                                                                    $   4,400               1,472
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:
              Provision for loan losses                                             2,746               1,952
              Depreciation and amortization                                         1,236                 947
              Gain on sale of securities available for sale                          (354)               (120)
              Net amortization of premiums and discounts on securities              1,069                   5
              Net amortization of deferred loan fees and costs                       (901)               (663)
              Common stock issued as compensation                                     222                 143
              Earnings on bank-owned life insurance                                  (178)               (152)
              Net increase in accrued interest receivable                            (440)               (541)
              Net increase in other assets                                           (498)               (408)
              Net increase in official checks                                         143                 748
              Net increase in other liabilities                                       735                 488
                                                                                ---------           ---------

                  Net cash provided by operating activities                         8,180               3,871
                                                                                ---------           ---------

Cash flows from investing activities:
     Maturities, calls and repayments of securities available for sale             38,208              15,561
     Repayments of security held to maturity                                           35                  --
     Purchases of securities available for sale                                   (85,606)            (59,887)
     Proceeds from sale of securities available for sale                           24,628              23,247
     Net increase in loans                                                       (178,411)            (87,803)
     Purchase of Federal Home Loan Bank stock                                      (1,722)                 --
     Purchases of premises and equipment                                           (2,029)             (3,027)
     Net proceeds from sales of foreclosed assets                                     400                 209
     Purchase of bank owned life insurance                                             --                (405)
     Net proceeds from sale of premises and equipment                                 160                  --
                                                                                ---------           ---------

                  Net cash used in investing activities                          (204,337)           (112,105)
                                                                                ---------           ---------

Cash flows from financing activities:
     Net increase in deposits                                                     140,231             155,498
     Net increase in advances from Federal Home Loan Bank                          32,250                  --
     Proceeds from issuance of subordinated debentures                             10,000                  --
     Net increase in other borrowings                                               6,923                 254
     Proceeds from issuance of common stock, net                                    4,969              12,538
                                                                                ---------           ---------

                  Net cash provided by financing activities                       194,373             168,290
                                                                                ---------           ---------

Net (decrease) increase in cash and cash equivalents                               (1,784)             60,056

Cash and cash equivalents at beginning of period                                   35,723              30,129
                                                                                ---------           ---------

Cash and cash equivalents at end of period                                      $  33,939              90,185
                                                                                =========           =========


                                                                                                   (continued)


                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
     Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
                                 (In thousands)



                                                                                                    Nine Months Ended
                                                                                                       September 30,
                                                                                                ---------------------------
                                                                                                   2003               2002
                                                                                                -----------          ------
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                               $    12,701          11,017
                                                                                                ===========          ======

         Income taxes                                                                           $     2,815           1,098
                                                                                                ===========          ======

     Noncash financing and investing activities:
         Change in accumulated other comprehensive  income,  unrealized (loss) gain on
              securities available for sale, net of tax                                         $    (2,040)            621
                                                                                                ===========          ======

         Transfer of loans to foreclosed assets                                                 $       920             207
                                                                                                ===========          ======

         Loans originated on sales of foreclosed assets                                         $        --             720
                                                                                                ===========          ======








     See Accompanying Notes to Condensed Consolidated Financial Statements.

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

      Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

                      Nine Months Ended September 30, 2003
                                ($ in thousands)


                                                                                                       Accumulated
                                               Common Stock             Additional                       Other          Stock-
                                          ------------------------       Paid-In       Retained       Comprehensive    holders'
                                            Shares        Amount         Capital       Earnings       Income (Loss)     Equity
                                          ---------      ---------      ---------      ---------      -------------   ---------
Balance at December 31, 2002              6,693,064      $   6,693         49,654            795            957          58,099

Net earnings (unaudited)                         --             --             --          4,400             --           4,400

Net change in unrealized gain on
securities available for sale, net
of tax benefit of $1,098 (unaudited)             --             --             --             --         (2,040)         (2,040)

Common stock issued as compensation
(unaudited)                                  21,189             21            201             --             --             222

Sale of common stock in connection
with Employee Stock Purchase Plan
(unaudited)                                  14,161             14            135             --             --             149

Sale of common stock (unaudited)            344,653            345          4,475             --             --           4,820
                                          ---------      ---------      ---------      ---------      ---------       ---------

Balance at September 30, 2003
(unaudited)                               7,073,067      $   7,073         54,465          5,195         (1,083)         65,650
                                          =========      =========      =========      =========      =========       =========









     See Accompanying Notes to Condensed Consolidated Financial Statements.

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


         1. GENERAL. In the opinion of the management of Southern Community Bancorp and its subsidiaries (the "Company" or "Southern"), the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2003 and 2002, and the results of operations for the three-month and nine-month periods then ended and cash flows for the nine-month periods ended September 30, 2003 and 2002. The results of operations and other data for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

         Southern Community Bancorp (the "Holding Company") owns all of the outstanding common stock of Southern Community Bank (the "Orlando Bank"), Southern Community Bank of Southwest Florida (the "Bonita Springs Bank") and Southern Community Bank of South Florida (the "South Florida Bank") (collectively, the "Banks"). The Banks are state-chartered (Florida) commercial banks and their deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC") through the Bank Insurance Fund. The South Florida Bank commenced operations on August 5, 2002.

         The Orlando Bank owns all of the outstanding common stock of Southern Community Insurance Agency, Inc. (the "Insurance Agency"). The Insurance Agency refers customers of the Banks to certain insurance agencies for the purchase of insurance products. The Insurance Agency also has equity interests of 50% and 25% in two real estate title agencies. The Orlando Bank has a 50% equity interest in Southern Community Bank Mortgage LLC (the "Mortgage Company"). The Mortgage Company originates, processes and closes residential mortgage loans in central Florida. On October 1, 2003 the Orlando Bank entered into an agreement pursuant to which the Mortgage Company will be liquidated and dissolved and the Orlando Bank will receive a payment of $250,000 plus its 50% share of the net assets of the Mortgage Company in consideration of the dissolution of the Mortgage Company. See "Dissolution of the Mortgage Company" in Item 2, below.

         2. LOAN IMPAIRMENT AND LOSSES. The Company performs a quarterly loan loss analysis to identify impaired loans. The Company's impaired loans were as follows (in thousands):


                                                  At September 30,        At December 31,
                                               ---------------------      ---------------
                                                2003            2002            2002
                                               -----           -----           -----
Gross loans with no related allowance          $  --              --              --
Gross loans with related allowance               900             900             900
Less:  Allowance on the loans                    (45)            (45)            (45)
                                               -----           -----           -----

Net investment in impaired loans               $ 835             835             855
                                               =====           =====           =====

         The average net investment in collateral dependent impaired loans and interest income recognized and received on these loans were as follows (in thousands):


                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                 September 30,
                                                      --------------------           -------------------
                                                       2003           2002           2003          2002
                                                      -----          -----           ----          -----
Average net investment in impaired loans              $ 835          1,439            835          1,861
                                                      =====          =====            ===          =====
Interest income recognized or impaired loans          $  --             --             --             --
                                                      =====          =====            ===          =====
Interest income received on impaired loans            $  --             --             --             --
                                                      =====          =====            ===          =====



An analysis of the change in the allowance for loan losses was as follows (in thousands):



                                            Three Months Ended                  Nine Months Ended
                                               September 30,                      September 30,
                                        -------------------------             -----------------------
                                         2003               2002              2003              2002
                                        -------             -----             -----             -----
Balance at beginning of period          $ 7,582             5,190             6,262             4,457
Provision charged to earnings             1,026             1,106             2,746             1,952
Net charge-offs                            (190)             (201)             (590)             (314)
                                        -------             -----             -----             -----

Balance at end of period                $ 8,418             6,095             8,418             6,095
                                        =======           =======           =======           =======


Non-accrual and past due loans were as follows (in thousands):


                                                             At September 30,         At December 31,
                                                          ----------------------      ---------------
                                                           2003            2002            2002
                                                          ------          ------          ------
Non-accrual loans                                         $1,959           3,387           3,154
Past due ninety days or more, but still accruing              --             158             126
                                                          ------          ------          ------
                                                          $1,959           3,545           3,280
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


                                                                       Three Months Ended September 30,
                                            --------------------------------------------------------------------------------------
                                                               2003                                          2002
                                            ---------------------------------------       ----------------------------------------
                                                              Average     Per Share                        Average       Per Share
                                             Earnings          Shares       Amount         Earnings         Shares         Amount
                                            ---------        ---------    ---------       ---------       ----------     ---------
Basic earnings per share                    $   2,147        7,059,835        $.30        $     455        6,693,064        $.07
                                                                              ====        =========        =========        ====

Effect of dilutive securities -
     Incremental shares from assumed
         exercise of options                  411,216          221,404

Diluted earnings per share                  $   2,147        7,471,051        $.29        $     455        6,914,468        $.07
                                            =========        =========        ====        =========        =========        ====




                                                                     Nine Months Ended September 30,
                                            --------------------------------------------------------------------------------------
                                                               2003                                          2002
                                            ---------------------------------------       ----------------------------------------
                                                              Average     Per Share                        Average       Per Share
                                             Earnings          Shares       Amount         Earnings         Shares         Amount
                                            ---------        ---------    ---------       ---------       ----------     ---------

Basic earnings per share                    $   4,400        6,884,651        $.64        $   1,472        5,925,934        $.25
                                            =========                         ====        =========                         ====

Effect of dilutive securities -
     Incremental shares from assumed
         exercise of options                                   385,852                                       222,356
                                                             ---------                                     ---------

Diluted earnings per share                  $   4,400        7,270,503        $.61        $   1,472        6,148,290        $.24
                                            =========        =========        ====        =========        =========        ====


         4. REGULATORY CAPITAL. The Holding Company, the Orlando Bank, the Bonita Springs Bank and the South Florida Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2003 of the regulatory capital requirements and the actual capital on a percentage basis:


                                                                                                            Regulatory
                                                                                           Actual           Requirement
                                                                                           ------           -----------
         Total capital to risk-weighted assets
                  Consolidated                                                             10.44%               8.00%
                  Bonita Springs Bank                                                      10.79%               8.00%
                  Orlando Bank                                                             10.01%               8.00%
                  South Florida Bank                                                       10.41%               8.00%

         Tier I capital to risk-weighted assets
                  Consolidated                                                              8.15%               4.00%
                  Bonita Springs Bank                                                       9.76%               4.00%
                  Orlando Bank                                                              7.14%               4.00%
                  South Florida Bank                                                        9.28%               4.00%

         Tier I capital to total assets - leverage ratio
                  Consolidated                                                              7.92%               4.00%
                  Bonita Springs Bank                                                       9.82%               4.00%
                  Orlando Bank                                                              6.78%               4.00%
                  South Florida Bank                                                        9.15%               4.00%


         5. STOCK OPTION PLANS. The Company has several stock option plans (the "Option Plans") under which the Company is authorized to issue shares of its common stock to employees and directors pursuant to stock options and restricted stock grants. Vesting periods will be determined as awards are granted. At September 30, 2003, there were 1,351,185 shares available under the option plans which were not subject to outstanding stock options or restricted stock grants. Accordingly, the Company may issue stock options and restricted stock grants with respect to such shares in the future.

         A summary of stock option transactions for the nine-month periods ended September 30, 2003 and 2002 follows ($ in thousands, except per share amounts):


                                                           Range            Weighted-
                                                          of Per             Average      Aggregate
                                     Number of         Share Option         Per Share       Option
                                       Shares              Price              Price          Price
                                     ----------        ------------         ---------        ------
Balance at December 31, 2001            928,665         $7.50-8.80              7.98          7,408

Granted                                  80,000             10.50              10.50            840
Forfeited                                (6,000)        7.50-8.25               7.67            (46)
                                     ----------                                             -------

Balance at September 30, 2002         1,002,665         7.50-10.50              8.18          8,202
                                     ==========         ==========          =======         =======

Balance at December 31, 2002            984,165         7.50-10.50              8.18          8,054

Granted                                  18,050         10.50-14.00            10.80            195
Forfeited                                (1,400)              10.50            10.50            (15)
                                     ----------                                             -------

Balance at September 30, 2003         1,000,815         7.50-14.00              8.23          8,234
                                     ==========         ============        =======         =======


         The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation ($ in thousands, except per share amounts).


                                                                    Three Months Ended                  Nine Months Ended
                                                                       September 30,                       September 30,
                                                                ----------------------------        ----------------------------
                                                                   2003               2002             2003               2002
                                                                ------------        --------        ------------        --------
Net earnings, as reported                                       $      2,147             455               4,400           1,472

Deduct: Total stock-based employee compensation
       determined under the fair value based method for
       all options, net of related tax effect                            (73)           (106)               (218)           (318)
                                                                ------------        --------        ------------        --------

Proforma net earnings                                           $      2,074             349               4,182           1,154
                                                                ============        ========        ============        ========
Basic earnings per share:
     As reported                                                $        .30             .07                 .64             .25
                                                                ============        ========        ============        ========

     Proforma                                                   $        .29             .05                 .61             .19
                                                                ============        ========        ============        ========

Diluted earnings per share:
     As reported                                                $        .29             .07                 .61             .24
                                                                ============        ========        ============        ========

     Proforma                                                   $        .28             .05                 .58             .19
                                                                ============        ========        ============        ========


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



                                                             Three Months Ended          Nine Months Ended
                                                                September 30,                September 30,
                                                            ----------------------      ----------------------
                                                              2003          2003          2003          2002
                                                            --------      --------      --------      --------
Weighted-average risk-free interest rate                        4.02%         4.46%         4.18%         4.46%

Weighted-average grant-date fair value per option of
     options issued during the period                       $   4.49      $   3.65      $   4.33      $   3.65



         6. OTHER EVENTS.

         In August 2003, the Orlando Bank acquired substantially all of the assets of Southern Community Bank, Atlantic (the "Daytona Beach Bank"). In consideration for the transfer of the assets, the Orlando Bank assumed all of the liabilities of the Daytona Beach Bank and paid the Daytona Beach Bank in cash an amount equal to the difference between the book value of the transferred assets and the assumed liabilities. The Orlando Bank hired all of the former employees of the Daytona Beach Bank and continues to operate all of the former facilities of the Daytona Beach Bank. In connection with this transaction, the Company sold the Daytona Beach Bank legal entity to a third party financial institution for an amount equal to the amount of cash paid by the Orlando Bank for the assets of the Daytona Beach Bank and a premium of $1.0 million. The purchaser acquired the Daytona Beach Bank legal entity in order to obtain its charter. The Company recorded a $1.0 million pretax gain from the sale.

         On September 29, 2003, the Bonita Springs Bank entered into an agreement with The Harris Bank, N.A., to acquire Harris' Ft. Myers, Florida branch office for $1.3 million. In addition, the Bonita Springs Bank will acquire loans with an aggregate outstanding principal balance of approximately $4.0 million and deposits totaling approximately $5.4 million. The transaction is expected to be consummated in November 2003. The transaction is subject to regulatory approval.

                   SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

                    REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

         Hacker, Johnson & Smith PA, the Company's independent public accountants, have made a limited review of the financial data as of September 30, 2003 and 2002 and for the three and nine month periods then ended, presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

         Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

                         INDEPENDENT ACCOUNTANTS' REPORT



The Board of Directors
Southern Community Bancorp
Orlando, Florida:


         We have reviewed the accompanying condensed consolidated balance sheets of Southern Community Bancorp and Subsidiaries (the "Company") as of September 30, 2003 and 2002, and the related condensed consolidated statements of earnings and comprehensive income for the three and nine-month periods then ended, the related condensed consolidated statement of stockholders' equity for the nine month period ended September 30, 2003 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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


HACKER, JOHNSON & SMITH PA
Orlando, Florida
October 17, 2003

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

         Southern had net earnings for the third quarter of 2003 of $2.1 million or $.30 per basic share and $.29 per diluted share, compared to $455,000 or $.07 per basic and diluted share for the comparable period in 2002. Earnings before income taxes in the third quarter of 2003 were $3.4 million, compared to $0.7 million in the third quarter of 2002. The improvement in earnings was primarily due to a substantial increase in net interest income, which grew from $5.2 million in the third quarter of 2002 to $6.9 million in the third quarter of 2003. As discussed below, the increase in net interest income was principally a result of the growth of Southern's assets and an improvement in its net interest margin.

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

         Interest income for the third quarter of 2003 was $11.5 million, compared to $9.2 million for the third quarter of 2002. The growth in interest income primarily reflects the growth in Southern's assets, which grew from $620.9 million at September 30, 2002 to $856.6 million at September 30, 2003. This growth was partially offset by a decrease in the average yield earned on interest-earning assets. During the same period, net loans grew from $439.2 million to $675.9 million. The increase in assets is attributable to the growth of all of Southern's banks, particularly the South Florida Bank which commenced operations in August 2002. At that time, the South Florida Bank acquired an existing branch of the Orlando Bank located in Boca Raton, Florida. The growth of Southern's banks was supported by the opening of an additional branch of the Orlando Bank in October 2002 and an additional branch of the South Florida Bank in November 2002.

         Interest expense increased from $4.0 million for the third quarter of 2002 to $4.6 million for the comparable 2003 period. This was due to a combination of a higher level of deposits and borrowings, which more than offset a decrease in the average cost of deposits. The deposit growth was attributable to higher deposits at all of Southern's banks, particularly the South Florida Bank. Southern's interest expense also increased because Southern had a higher level of borrowings in the third quarter of 2003 compared to 2002. These borrowings included $10.0 million in subordinated debentures issued by the Orlando Bank to increase its regulatory capital and approximately $32.3 million borrowed from the Federal Home Loan Bank to fund the purchase of investment securities.

         Southern's net interest margin increased from approximately 3.73% for the third quarter of 2002 to approximately 3.76% for the third quarter of 2003. The improvement in the net interest margin was primarily due to the increase in the level of Southern's loans relative to Southern's other assets. This shift had a positive impact on the net interest margin because loans are Southern's highest interest earning asset category. The net interest margin also improved because Southern reallocated a significant amount of its liquid assets (such as cash and cash equivalents) into investment securities, which have higher yields.

         PROVISION FOR LOAN LOSSES. The provision for loan losses totaled $1.0 million in the third quarter of 2003 compared to $1.1 million in the comparable period in 2002. The allowance for loan losses at September 30, 2003 was $8.4 million. See "Allowance and Provision for Loan Losses" below.

         NONINTEREST INCOME. Noninterest income in the third quarter of 2003 totaled $2.0 million, compared with $452,000 in the comparable period in 2002. Service charges on deposit accounts totaled $203,000 in 2003, up from $135,000 in 2002, due to an increase in the average number of deposit accounts. Gain on sale of charter of $1.0 million in 2003 resulted from the sale of the charter of the Daytona Beach Bank. Other fees and other income totaled $724,000 in 2003, up from $262,000 in 2002 due to an increase in insurance and mortgage referral fees and increased loan fees attributable to the overall growth of Southern. Gain on sale of securities available for sale was $65,000 for the three months ended September 30, 2003 compared to a net loss of $2,000 for the comparable 2002 period.

         NONINTEREST EXPENSE. Noninterest expense for the third quarter of 2003 totaled $4.5 million, up 18.2% from $3.8 million in 2002. Noninterest expenses included the following:

         o Salaries and employee benefits represented 51.7% of total non-interest expense in 2003. Salaries and employee benefits increased 13.3% to $2.3 million in 2003 from $2.1 million in 2002. The increase was primarily due to the addition of employees in connection with the opening of a new branch by the Orlando Bank in October 2002, and the commencement of operations of the South Florida Bank, together with salary increases and higher benefit costs.

         o Occupancy expense in 2003 totaled $924,000, up 22.7% from $753,000 in 2002. This increase was primarily due to the opening of a new branch by the Orlando Bank and the commencement of operations of the South Florida Bank.

         o Other non-interest expenses for the third quarter of 2003 totaled $1.3 million, up 24.8% from $1.0 million in 2002. Other non-interest expense include data processing, printing and office supplies, marketing and advertising, professional fees and other expenses. The increase resulted from the opening of additional branches and the overall growth of Southern.

         INCOME TAXES. Income taxes totaled $1.3 million in 2003 (effective rate of 37.3%) compared to $262,000 in 2002 (effective rate of 36.5%).

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

         Southern had net earnings for the first nine months of 2003 of $4.4 million or $.64 per basic share and $.61 per diluted share, compared to $1.5 million or $.25 per basic share and $.24 per diluted share for the comparable period in 2002. Earnings before income taxes for the first nine months of 2003 were $7.0 million compared $2.3 million in the first nine months of 2002. The improvement in earnings was primarily due to a substantial increase in net interest income, which grew from $13.7 million in the first nine months of 2002 to $19.3 million in the first nine months of 2003. As discussed below, the increase in net interest income was principally a result of the growth in Southern's assets and an improvement in its net interest margin.

         NET INTEREST INCOME. Interest income for the first nine months of 2003 was $32.0 million, compared to $24.6 million for the first nine months of 2002. The growth in interest income primarily reflects the growth in Southern's assets, which grew from $620.9 million at September 30, 2002 to $856.6 million at September 30, 2003. This growth was partially offset by a decrease in the average yield earned on interest-earning assets. During the same period, net loans grew from $439.2 million to $675.9 million. The increase in assets is attributable to the growth of all of Southern's banks, particularly the South Florida Bank.

         Interest expense increased from $10.9 million for the first nine months of 2002 to $12.8 million for the comparable 2003 period. This was due to a combination of higher level of deposits and borrowings, which was partially offset by a decrease in the average cost of deposits. The deposit growth was attributable to a higher level of deposits at all of Southern's banks, particularly the new operations in southeast Florida. Southern's interest expense also increased because Southern had a higher level of borrowings in the third quarter of 2003 compared to 2002. These borrowings included $10.0 million in subordinated debentures issued by the Orlando Bank to increase its regulatory capital and approximately $32.3 million borrowed from the Federal Home Loan Bank to fund the purchase of investment securities.

         Southern's net interest margin increased from approximately 3.63% for the first nine months of 2002 to approximately 3.81% for the first nine months of 2003. The improvement in the net interest margin was primarily due to the increase in the level of Southern's loans relative to Southern's other assets. This shift had a positive impact on the net interest margin because loans are Southern's highest interest earning asset category. The net interest margin also improved because Southern reallocated a significant amount of its liquid assets (such as cash and cash equivalents) into investment securities, which have higher yields.

         PROVISION FOR LOAN LOSSES. The provision for loan losses totaled $2.7 million in the first nine months of 2003 compared to $2.0 million in 2002. The allowance for loan losses at September 30, 2003 was $8.4 million. See "Allowance and Provision for Loan Losses" below.

         NONINTEREST INCOME. Noninterest income in the first nine months of 2003 totaled $4.0 million, compared with $1.6 million in 2002. Service charges on deposit accounts totaled $611,000 in 2003, up from $371,000 in 2002, due to an increase in the average number of deposit accounts. Gain on sale of charter of $1.0 million in 2003 resulted from the sale of the charter of the Daytona Beach Bank. Other fees and other income totaled $1.8 million in 2003, up from $929,000 in 2002. This increase was primarily caused by an increase in insurance and mortgage referral fees and increased loan fees attributable to the overall growth of Southern. Gain on sale of securities available for sale was $354,000 during the first nine months of 2003 compared to $120,000 for the comparable 2002 period.

         NONINTEREST EXPENSE. Noninterest expense for the first nine months of 2003 totaled $13.5 million, up 22.5% from $11.0 million in 2002. Noninterest expense included the following:

         o Salaries and employee benefits represented 52.3% of total non-interest expense in 2003. Salaries and employee benefits increased 21.5% to $7.0 million in 2003 from $5.8 million in 2002. The increase was primarily due to the addition of employees in connection with the opening of a new branch by the Orlando Bank and the commencement of operations of the South Florida Bank, together with salary increases and higher benefit costs.

         o Occupancy expense in 2003 totaled $2.7 million, up 22.1% from $2.2 million in 2002. This increase was primarily due to the opening of a new branch by the Orlando Bank and the commencement of operations of the South Florida Bank.

         o Other non-interest expenses for the first nine months of 2003 totaled $3.7 million, up 24.7% from $3.0 million in 2002. Other non-interest expenses include data processing, printing and office supplies, marketing and advertising, professional fees and other expenses. The increase resulted from the opening of additional branches as well as the overall growth of Southern.

         INCOME TAXES. Income taxes totaled $2.6 million in 2003 (effective rate of 37.4%) compared to $850 in 2002 (effective rate of 36.6%).


CAPITAL EXPENDITURES

         Southern makes capital expenditures in order to improve its ability to provide quality services to its customers. Capital expenditures for the nine months ended September 30, 2003 equaled $2.0 million compared to $3.0 million in 2002. The expenditures in 2002 and 2003 were primarily related to the purchase, construction and furnishing of new branches. The expenses in 2002 are primarily related to the cost of construction of Southern's new offices in Lake Mary, Florida and furnishing of other branches. The expense in 2003 primarily related to the new branches in Palm Beach and West Palm Beach, Florida.

ASSET QUALITY AND CREDIT RISK

         SECURITIES. Southern maintains a high quality investment portfolio including securities of U.S. government entities, mortgage-backed securities and municipal bonds. Southern believes that the securities have very little risk of default. At September 30, 2003, all but one of the securities held in Southern's investment portfolio were classified available for sale and all were rated "A" or better (with a majority rated triple "A"). A rating of "A" or better means that the bonds are of "upper medium grade, with strong ability to repay, possibly with some susceptibility to adverse economic conditions or changing circumstances." Ratings are assigned by independent rating agencies and are subject to the accuracy of reported information concerning the issuers and the subjective judgment and analysis of the rating agencies. They are not a guarantee of collectibility.

         The following table sets forth information regarding the composition and carrying amounts of the investment portfolio at September 30, 2003 and 2002:

                              INVESTMENT PORTFOLIO

                                                            At September 30,
                                                       ------------------------
                                                          2003            2002
                                                       --------        --------
                                                              (in thousands)
          Available for Sale:

             U.S. Government agencies securities        $ 46,946          27,992

             Mortgage-backed securities                   58,797          35,365

             Municipal bonds                               2,853             266
                                                        --------        --------

                                                        $108,596          63,623
                                                        ========        ========
          Held to Maturity-

             Mortgage-backed security                   $  3,415              --
                                                        ========        ========

         Southern's investment securities increased significantly in the first nine months of 2003 due to Southern's decision to reallocate other liquid assets (such as cash and cash equivalents) into higher yielding investment securities. Investment securities also increased because Southern purchased approximately $35.0 million in investment securities from the proceeds of approximately $35.0 million in borrowings from the Federal Home Loan Bank.

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

         As of September 30, 2003, the majority of Southern's real estate loans were loans secured by real estate in central and south Florida. This level of concentration could present a potential credit risk to Southern because the ultimate collectibility of these loans is susceptible to adverse changes in real estate market conditions in these markets. Southern has sought to address this risk by limiting most loans to a maximum of 75% of the appraised value of the underlying real estate and maximum amortization schedules of 20 years with maturity dates not exceeding five years.

         The following table divides Southern's loan portfolio into five categories. Most of the loans are short-term and may be renewed or rolled over at maturity. At that time, Southern undertakes a complete review of the borrower's credit worthiness and the value of any collateral. If these items are satisfactory, Southern will generally renew the loan at prevailing interest rates.

                                 TYPES OF LOANS


                                                                  At September 30,
                                                            ---------------------------
                                                              2003               2002
                                                            ---------         ---------
                                                                    (in thousands)

          Commercial                                        $ 122,761           108,415

          Commercial real estate                              271,279           181,580

          Residential real estate                              62,613            43,470

          Construction                                        215,957           101,903

          Consumer and other                                   14,316            12,155
                                                            ---------         ---------

                   Total loans                                686,926           447,523
          Less:
          Allowance for loan losses                            (8,418)           (6,095)

          Net deferred loan fees and other discounts           (2,595)           (2,240)
                                                            ---------         ---------
                   Loans, net                               $ 675,913           439,188
                                                            =========         =========


         COMMERCIAL LOANS. Southern makes commercial loans to businesses located in its target markets. The credit risk associated with business lending is influenced by general economic conditions, deterioration in a borrower's capital position resulting in increasing debt to equity ratios, deterioration in a borrower's cash position resulting in a liquidity problem, and decreasing revenues due to inefficient operations of the borrower. These loans are generally secured by corporate assets, marketable securities or other liquid financial instruments. These loans totaled approximately $122.8 million or 17.9% of total loans at September 30, 2003, compared with $108.4 million or 24.2% of total loans at September 30, 2002. The growth in commercial loans was primarily due to new loans originated in southeast Florida.

         REAL ESTATE LOANS. Southern's real estate loans totaled $549.8 million or 80.0% of total loans at September 30, 2003, and $327.0 million or 73.1% at September 30, 2002.

         Southern makes real estate loans secured by commercial real estate, including loans to acquire or refinance office buildings, warehouses and apartments. These loans generally require a loan to value of not more than 75%. Most of these loans have a maturity of five years or less. Almost all of these loans are secured by real property located in central and south Florida. These loans totaled $271.3 million or 39.5% of total loans at September 30, 2003 compared with $181.6 million or 40.6% of total loans at September 30, 2002. The growth in commercial real estate loans was primarily due to new loans originated in southeast Florida. Risks associated with commercial real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

         Residential real estate loans totaled $62.6 million or 9.1% of total loans at September 30, 2003, compared with $43.5 million or 9.7% at September 30, 2002. Residential real estate mortgage loans are predominately adjustable rate home mortgages which generally require a loan-to-collateral value of not more than 90% and equity credit lines which generally limit the loan-to-collateral value to not more than 90%. Most loans have a maximum term of five to seven years. Almost all of the residential real estate mortgage loans are secured by homes in central and south Florida. Risks associated with residential real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

         Construction loans grew to $216.0 million or 31.4% of total loans at September 30, 2003 from $101.9 million or 22.8% of total loans at September 30, 2002. The growth in construction loans was attributable to strong demand in Southern's primary markets and interest rates that continue to favor new development. Southern primarily makes construction loans on property located in central and south Florida. Risks associated with construction loans include the solvency of both the builder and the property owner during the construction period and the reliability of commitments for permanent financing at the completion of construction, in addition to the real estate-related risks present with both commercial and residential real estate loans described above.

         CONSUMER AND OTHER LOANS. Southern offers consumer loans and personal and secured loans. The security for these loans ordinarily consists of automobiles, consumer goods, marketable securities, certificates of deposit and similar items. These loans totaled approximately $14.3 million or 2.1% of total loans, on September 30, 2003, compared with $12.2 million or 2.7% of total loans, on September 30, 2002. Risks associated with installment loans include borrowers' loss of employment and declines in the borrowers' financial condition resulting in delinquencies, and rapid depreciation of loan collateral.

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

         Southern had legally binding commitments to extend credit, including unused lines of credit and letters of credit, totaling $232.5 million at September 30, 2003. Management believes Southern has adequate resources to fund all of commitments and that substantially all of its existing commitments will be funded within the next year.

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

         The following table presents Southern's non-performing assets and past due loans:

                 NON-PERFORMING ASSETS AND 90 DAY PAST DUE LOANS

                                                            At September 30,
                                                        ----------------------
                                                         2003            2002
                                                        ------          ------
                                                             (in thousands)

          Nonaccrual loans                              $1,959           3,387

          Foreclosed assets                                822             185
                                                        ------          ------

          Total nonperforming assets                    $2,781           3,572
                                                        ======          ======

          Accruing loans past due 90 days or more       $   --             158
                                                        ======          ======

         Southern's non-performing loans and loans past due 90 days were $2.0 million at September 30, 2003, or .29% of total loans of $686.9 million. Non-performing loans at September 30, 2003 consisted of commercial and residential real estate loans. Southern believes that its non-performing loans are well secured and are unlikely to result in any material losses. Total non-performing assets and accruing loans past due 90 days or more totaled $2.8 million at September 30, 2003, compared to $3.7 million at September 30, 2002.

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

         Management relied on these factors, as well as its assessment of the financial condition of specific clients facing financial difficulties, in deciding to increase the allowance for loan losses to $8.4 million at September 30, 2003, from $6.3 million at December 31, 2002 and $6.1 million at September 30, 2002.

FINANCIAL CONDITION

         Southern's goal is to maintain a high quality and liquid balance sheet. Southern seeks to achieve this objective through increases in collateralized loans, a strong portfolio of real estate loans and a stable portfolio of investment securities of high quality.

         CASH AND CASH EQUIVALENTS. Southern had cash and cash equivalents of $33.9 million at September 30, 2003, compared to $90.2 million at September 30, 2002. This decrease was primarily the result of Southern's strategy to expand its loan portfolio and redeploy excess cash into investment securities.

         SECURITIES. On September 30, 2003, securities were $112.0 million or 14.0% of total earning assets. The investment portfolio, most of which has been classified as available for sale, increased 76.1% from $63.6 million at September 30, 2002. This increase was largely attributable to Southern's efforts to increase excess cash and cash equivalents into high yielding securities. Southern also acquired approximately $32.0 million in investment securities from the proceeds of approximately $32.0 million loan from the Federal Home Loan Bank.

         LOANS. Net loans were $675.9 million as of September 30, 2003, compared to $439.2 million as of September 30, 2002. See "Asset Quality and Credit Risk -- Loans," above.

         INTEREST-BEARING LIABILITIES. Interest-bearing liabilities primarily consist of interest-bearing deposits and other borrowings. Total interest-bearing liabilities were $709.4 million at September 30, 2003, up 40.8% from $503.8 million in 2002. There was an increase in savings, money-market and NOW deposits of $129.4 million or 55.4% compared to 2002. There was also an increase in time deposits of $27.6 million or 10.3% compared to 2002. The growth in Southern's deposits reflects Southern's marketing efforts to obtain deposits in southeast Florida for its new South Florida Bank and the opening of an additional branch in the Orlando Bank.

         Other borrowings increased $42.7 million, to $50.6 million at September 30, 2003, from $1.9 million at September 30, 2002. These borrowings included approximately $32.2 million borrowed from the Federal Home Loan Bank. Southern utilized these funds to purchase investment securities which had a higher current yield than the interest payable on the borrowed funds. The Federal Home Loan Bank borrowings bear interest at rates of 2.26% to 2.66%. These loans are secured by a pledge of the mortgage-backed securities purchased with the proceeds. The loans are payable in monthly installments including principal and interest over a 5 year period with final maturities in April and May, 2008. Other borrowings also included $8.3 million in overnight Fed funds and bank repurchase transactions at September 30, 2003, up from $1.9 million at September 30, 2002. These borrowings, at an average interest rate of approximately 1.25%, are utilized by Southern as needed to manage its liquidity position as efficiently as possible.

         During 2003, Southern's Orlando Bank also borrowed $10.0 million through the issuance of subordinated debentures. These debentures bear interest at a floating rate equal to the prime rate, with a minimum of 5.0% per year and a maximum of 12.0% per year. Interest only is payable semiannually. The principal amount of the debentures and all accrued interest is due in full in 2011. Subject to required reductions during the last 5 years prior to maturity, the debentures qualify as Tier 2 capital of the Orlando Bank.

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

         Regular monitoring of assets and liabilities that are rate sensitive within 30 days, 90 days, 180 days and one year is an integral part of Southern's rate-sensitivity management process. It is Southern's policy to maintain a reasonable balance of rate-sensitive assets and liabilities on a cumulative one year basis, thus minimizing net interest income exposure to changes in interest rates. Southern's sensitivity position at September 30, 2003 was such that net interest income would decrease modestly if there were an increase in short-term interest rates.

         Southern monitors the interest rate risk sensitivity with traditional gap measurements. The gap table has certain limitations in its ability to accurately portray interest sensitivity; however, it does provide a static reading of Southern's interest rate risk exposure.

         As of September 30, 2003, Southern was liability sensitive (interest-sensitive liabilities subject to repricing exceeded interest-sensitive assets subject to repricing) on a 365-day basis to the extent of $95.6 million. This negative gap at September 30, 2003 was 11.2% of total assets compared to 2.6% at September 30, 2002. Southern's target gap position is in the range of negative 20% and positive 20%. The change in Southern's gap position reflects a shift to longer-maturity interest-earning assets.

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

         Southern's tier one capital was 8.15% and the total capital was 10.44% of risk-based assets at September 30, 2003. These risk-based capital ratios were well in excess of the minimum requirements of 4.0% for tier one and 8.0% for total risk-based capital ratios. Southern's leverage ratio (tier one capital to total average quarterly assets) of 7.92% at September 30, 2003, was also in excess of the minimum 4.0% requirement. Southern has committed to the Federal Reserve that it will maintain, on a consolidated basis, a ratio of total capital to risk based assets of at least 10% until January 2004.

         Southern's goal is to increase the capital of its banks so that each of them is "well capitalized" under applicable federal banking regulations. At September 30, 2003, all of the banks other than the Orlando Bank had achieved this objective. Southern expects the Orlando Bank to reach this objective in the second half of 2003.

         In the second quarter of 2003, Southern sold 316,538 shares of its common stock at a price of $14.00 per share in a private placement transaction. Southern received gross proceeds of $4.4 million from this offering. It contributed $4.0 million of this amount to increase the capital of the Bonita Springs Bank which will utilize the funds for general working capital purposes, including making loans and purchasing investment securities. Southern retained the balance of the proceeds for general working capital purposes. Southern also received an additional $94,000 (6,715 shares) from this offering in the third quarter of 2003.

         Between June 30, 2003 and September 18, 2003, the Orlando Bank issued $10.0 million of subordinated debentures to institutional investors. The Orlando Bank will utilize the proceeds from the sale of the debentures for general working capital purposes, including making loans and purchasing investment securities.

         Southern anticipates that it will need to continue to increase its capital in order to maintain its planned growth. Southern intends to increase its capital through a combination of earnings from operations, third party loans and the sale of securities.

UNREALIZED LOSS ON SECURITIES AVAILABLE FOR SALE

         Due to the combined effects of the growth in Southern's available for sale investment securities and the rise in long-term interest rates during the third quarter, Southern's comprehensive income for the three months ended September 30, 2003 was reduced by $1.7 million as a result of the net unrealized loss in the market value of its investment securities that are available for sale, compared to a net unrealized gain of $331,000 in the value of the securities portfolio during the three months ended September 30, 2002. For the nine months ended September 30, 2003, the net unrealized loss of $2.0 million in the available for sale securities portfolio compared to a net unrealized gain of $621,000 for the nine months ended September 30, 2002. The net change in net unrealized income attributable to the portfolio is a function of both the growth of $45 million, or 71%, in the volume of Southern's securities available for sale, including primarily U.S. government agency and mortgage-backed securities, and the decline in market value of those securities resulting from rising long-term interest rates in the third quarter. As a result of this change, which would affect Southern's net income only in the event of the sale of these securities, Southern's accumulated other comprehensive income of $709,000 at September 30, 2002, declined to a loss of $1.1 million at September 30, 2003, reducing total stockholder's equity by that amount.

SALE OF DAYTONA BEACH BANK CHARTER

         In August 2003, the Orlando Bank acquired substantially all of the assets of the Daytona Beach Bank. In consideration for the transfer of the assets, the Orlando Bank assumed all of the liabilities of the Daytona Beach Bank and paid to the Daytona Beach Bank a cash amount equal to the difference between the book value of the transferred assets and the assumed liabilities. In connection with the transaction, the Orlando Bank hired all of the former employees of the Daytona Beach Bank and continues to operate all of the former facilities of the Daytona Beach Bank.

         The Company also entered into an agreement to merge the Daytona Beach Bank into an unaffiliated bank based in another state. This transaction was completed immediately following the transfer of the Daytona Beach Bank's assets and liabilities to the Orlando Bank. In consideration for the merger, the acquiring bank paid the Company an amount equal to the capital accounts of the Daytona Beach Bank at the time of the merger and a premium of $1.0 million. The purchaser acquired the Daytona Beach Bank in an interstate bank merger transaction in order to gain the ability to establish branch offices in Florida. The Company recorded a $1.0 million pretax gain from the sale.

         Except for the receipt of the $1.0 million premium from the purchaser, the foregoing transactions did not affect Southern's consolidated assets, liabilities or stockholders equity.

DISSOLUTION OF MORTGAGE COMPANY

         Each of the Orlando Bank and an unaffiliated company, American Heritage Mortgage Affiliates, Inc. ("American Heritage Affiliates"), holds a 50% interest in a Florida limited liability company, Southern Community Banc Mortgage, LLC (the "Mortgage Company"), which originates residential mortgage loans for customers of the Orlando Bank and others. American Heritage Affiliates, through an agreement with its parent company, American Heritage Mortgage Corporation ("American Heritage Mortgage"), provides the staffing and administrative services required for the operations of the Mortgage Company. American Heritage Mortgage was recently acquired by another unaffiliated company, First Horizon Home Loan Corporation ("First Horizon"), and, as a result of that transaction, American Heritage Affiliates will no longer provide administrative and clerical support to the Mortgage Company. In connection with its acquisition of American Heritage Mortgage, First Horizon has agreed to pay $500,000 to American Heritage Affiliates if the Mortgage Company is dissolved. That payment will then be divided between American Heritage Affiliates and the Orlando Bank upon dissolution of the Mortgage Company. It is anticipated that the dissolution of the Mortgage Company will be completed in November 2003. Following the dissolution of the Mortgage Company, the Orlando Bank will originate residential mortgage loans for its customers directly.

BRANCH ACTIVITIES

         On July 14, 2003, the Boca Raton Bank opened a branch office in leased facilities in Palm Beach, Florida. In July, 2003, the Boca Raton Bank also purchased a site in West Palm Beach where it intends to construct a new branch facility. The purchase price for the West Palm Beach branch site was $1.2 million. Pending construction of the planned permanent facility, the West Palm Beach branch will operate from an adjacent leased facility. Construction of the permanent facility is expected to be completed in mid-2005 at a cost of approximately $800,000. On June 14, 2003, the Boca Raton Bank entered into a lease agreement for a proposed branch office to be located on PGA Boulevard in Palm Beach Gardens, Florida. Pending regulatory approval, the proposed PGA branch office will open in December, 2003 or January, 2004.

         On September 29, 2003, the Bonita Springs Bank entered into an agreement with The Harris Bank, N.A., to acquire a branch office located in Fort Myers, Florida for $1.3 million. In addition, the Bonita Springs Bank will acquire loans with an aggregate of outstanding principal balances of approximately $4.0 million and deposits totaling approximately $5.4 million. The transaction is expected to be consummated in November 2003, subject to the receipt of required regulatory approval.

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

ITEM 4. CONTROLS AND PROCEDURES

         Southern's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Southern's disclosure controls and procedures as of September 30, 2003. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of Southern have concluded that Southern's disclosure controls and procedures are effective. During the quarter ended September 30, 2003, Southern made no significant changes in its internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

         During the quarter ended September 30, 2003, Southern sold shares of its common stock in the following transactions which were not registered under the Securities Act of 1933, as amended:

         In July, 2003, Southern sold an additional 6,715 shares of common stock at $14.00 per share in a private placement transaction to 2 investors. Southern issued the shares in reliance upon the exemption for registration set forth in
Section 4(2) of the Securities Act of 1933, as amended. One of the investors was an accredited investor, as such term is defined under Regulation D under the Securities Act, and the other was an employee of Southern.

         In August, 2003, Southern sold 20,000 shares of common stock at $14.00 per share to William Spearman, an officer of the Bonita Springs Bank.

ITEM 6. EXHIBITS.

         (a) EXHIBITS.

      Exhibit No.   Description
      -----------   -----------

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of Sarbanes-Oxley Act of 2002

         32.2 Certification of and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of Sarbanes-Oxley Act of 2002

         (b) REPORTS ON FORM 8-K.

             Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SOUTHERN COMMUNITY BANCORP
                                               (Registrant)


Date: November 14, 2003                      /s/  CHARLIE W. BRINKLEY, JR.
                                       -----------------------------------------
                                               Charlie W. Brinkley, Jr.
                                          Chairman of the Board of Directors
                                             and Chief Executive Officer
                                            (Principal Executive Officer)

Date: November 14, 2003                         /s/ STEPHEN R. JEUCK
                                       -----------------------------------------
                                                 Stephen R. Jeuck
                                               Chief Financial Officer
                                             (Principal Accounting Officer)