Form 10-K
period 2003-12-31
SOUTHERN COMMUNITY BANCORP
filed 2004-03-30
CIK 1110544

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File No. 000-49780

SOUTHERN COMMUNITY BANCORP

(Exact Name of Registrant as Specified in its Charter)

Florida	59-3619325

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

250 North Orange Avenue, Orlando, Florida 32801

(Address of Principal Executive Offices)

(407) 648-1844

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common stock, $1.00 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates (as of the registrant’s most recently completed second fiscal quarter) was approximately $73,131,804.

As of March 1, 2004, the registrant had 7,187,009 outstanding shares of common stock, $1.00 par value.

Documents incorporated by reference:

Part III — Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders.

SOUTHERN COMMUNITY BANCORP
TABLES OF CONTENTS
FORM 10-K
DECEMBER 31, 2003

		Page
PART I		1
ITEM 1.	DESCRIPTION OF BUSINESS	1
ITEM 2.	DESCRIPTION OF PROPERTY	17
ITEM 3.	LEGAL PROCEEDINGS	18
ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	18
PART II		21
ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS	21
ITEM 6.	SELECTED FINANCIAL DATA	24
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26
ITEM 7A	QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	55
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	55
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	55
ITEM 9A	CONTROLS AND PROCEDURES	55
PART III		56
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY	56
ITEM 11.	EXECUTIVE COMPENSATION	56
ITEM 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	56
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	56
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	56
PART IV		57
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	57
Peninsula Directiors Stock Option Plan
Peninsula Employees Stock Option Plan
Agreement between Southern and CSI
LOAN AGREEMENT
Promissory Note
Pledge and Security Agreement
Form of Subordinated Debentures
Code of Ethics
List of Subsidiaries
Power of Attorney
Section 302 CEO Certification
Section 302 CFO Certification
Section 906 PEO Certification
Section 906 CFO Certification

1

PART I

FORWARD LOOKING STATEMENTS

     This Form 10-K contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements represent Southern’s expectations and beliefs including, but not limited to, statements concerning Southern’s operations, performance, financial condition, growth or strategies. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward looking statements. The statements by their nature involve substantial risks and uncertainties, certain of which are beyond Southern’s control, and actual results may differ materially depending on a variety of important factors, including but not limited to the potential impact of changes in interest rates, competition, credit risks and collateral, changes in local or regional economic conditions, the ability of Southern to continue its growth strategy, dependence on management and key personnel, and regulatory supervision.

ITEM 1. DESCRIPTION OF BUSINESS

General

     Southern Community Bancorp (“Southern”) is a bank holding company which owns and operates three Florida chartered banks. These banks are as follows:

Name of Bank	Principal Office
Southern Community Bank of Central Florida	Orlando, Florida
Southern Community Bank of Southwest Florida	Bonita Springs, Florida
Southern Community Bank of South Florida	Boca Raton, Florida

     Southern was formed in 1999 and became a bank holding company in July 1999 when it acquired all of the shares of Southern Community Bank of Central Florida (the “Central Florida Bank”) in a share exchange with the shareholders of the Central Florida Bank.

     Southern acquired Peninsula Bancorp, Inc. (“Peninsula”) on April 30, 2001. Peninsula was the parent company of Peninsula Bank of Central Florida (the “Daytona Beach Bank”). The name of the Daytona Beach Bank was subsequently changed to Southern Community Bank, Atlantic. In August 2003, the assets and liabilities of the Daytona Beach Bank were transferred to the Central Florida Bank, and the charter for the Daytona Beach Bank was sold to a third party.

     Southern opened Southern Community Bank of Southwest Florida (the “Southwest Florida Bank”) in January 2001. Southern opened Southern Community Bank of South Florida (the “South Florida Bank”) in August 2002.

Proposed Merger with First National Bankshares of Florida, Inc.

     On March 19, 2004, First National Bankshares of Florida, Inc. (“FLB”) and Southern entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which FLB agreed to acquire Southern through the merger of Southern with and into FLB.

     Under the terms of the Merger Agreement, at the effective time of the merger, each outstanding share of the Southern’s common stock will be converted into the right to receive 1.62 shares of FLB common stock; provided, that if the average closing price of FLB’s common stock exceeds $20.00 over the 20 consecutive trading days ending on the fifth day prior to the merger (such average closing price, the “Closing FLB Value”), the exchange ratio will be reduced to an amount that will result in each share of Southern common stock being exchanged for a number of shares of FLB common stock having a value (based on the Closing FLB Value) equal to the average of $32.40 ($20.00 multiplied by 1.62) and the product of 1.62 multiplied by the Closing FLB Value. If the average closing price of FLB common stock over the twenty trading days ending on the day the last required regulatory or shareholder approval of the merger is obtained is less than $15.00, Southern will have the right to terminate the Merger Agreement.

     The merger is intended to constitute a tax-free reorganization under the Internal Revenue Code of 1986, as amended (except for any cash paid to a Southern shareholder in lieu of a fractional share of FLB common stock).

     Consummation of the merger is subject to various conditions, including: (i) approval of the Merger Agreement by the shareholders of FLB and Southern; (ii) receipt of banking regulatory approvals; and (iii) receipt of opinions of counsel as to the tax-free nature of certain aspects of the merger.

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

Southern Community Bank of Central Florida

     The Central Florida Bank is a Florida state-chartered bank which commenced operations in December 1998. The Central Florida Bank’s principal office is located in the central business district in Orlando, Florida, and it maintains branch offices in the cities of Winter Park, Altamonte Springs, Longwood, south Orlando, Lake Mary, Ormond Beach, Port Orange and Daytona Beach, Florida. At December 31, 2003, the Central Florida Bank had total assets of $605.4 million.

Southern Community Bank of Southwest Florida

     The Southwest Florida Bank is a Florida state-chartered bank which opened in January 2001. The Southwest Florida Bank serves the Bonita Springs and Naples, Florida markets. The main office of the Southwest Florida Bank is located in Bonita Springs. The bank also operates branch offices in Naples and Ft. Myers, Florida. The Southwest Florida Bank expects to open an additional branch in Estero, Florida in the next 12 months. At December 31, 2003, the Southwest Florida Bank had total assets of $161.2 million.

Southern Community Bank of South Florida

     The South Florida Bank is a Florida state-chartered bank which opened in August 2002. Its principal office is located in Boca Raton, Florida, and it operates branch offices in Fort Lauderdale, Palm Beach, West Palm Beach and Palm Beach Gardens, Florida and a loan production office in West Palm Beach, Florida. At December 31, 2003, the South Florida Bank had total assets of $140.1 million.

Southern Community Insurance Agency, Inc.

     Southern owns and operates an insurance agency named Southern Community Insurance Agency, Inc. The agency is a wholly owned subsidiary of the Central Florida Bank. The agency refers customers of Southern’s banks to another insurance agency, Insurance Office of America, Inc., for the purchase of insurance products. Insurance Office of America pays the agency a percentage of the commissions generated from customers which are referred. One of the principal shareholders of Insurance Office of America is John Ritenour, one of Southern’s directors.

Material Transitions in 2003

     Transfer of Assets and Liabilities of Daytona Beach Bank. In August 2003, the Daytona Beach Bank transferred substantially all of its assets to the Central Florida Bank. In consideration for the transfer of the assets, the Central Florida Bank assumed all of the liabilities of the Daytona Beach Bank and paid the Daytona Beach Bank a cash amount equal to the difference between the book value of the transferred assets and the assumed liabilities. The Central Florida Bank also hired all of the former employees of the Daytona Beach Bank. Since that time, the Central Florida Bank has continued to operate all of the facilities of the Daytona Beach Bank.

     At the same time as the asset transfer, Southern entered into an agreement with an unaffiliated bank based outside of Florida to acquire the Daytona Beach Bank corporate shell and its charter. This transaction was completed immediately following the transfer of the Daytona Beach Bank’s assets and liabilities to the Central Florida Bank. In consideration for this transaction, the purchaser paid Southern an amount equal to the capital accounts of the Daytona Beach Bank at the time of the merger and a premium of $1.0 million. The purchaser acquired the Daytona Beach Bank in order to be able to establish branch offices in Florida. Southern recorded a $1.0 million pretax gain from this transaction. Except for the receipt of the $1.0 million premium from the purchaser, the transaction did not affect Southern’s consolidated assets, liabilities or stockholders’ equity.

     Liquidation of Southern Community Banc Mortgage LLC. In 2001, the Central Florida Bank and an unaffiliated company, American Heritage Mortgage Affiliates, Inc. (“American Heritage Affiliates”), formed Southern Community Banc Mortgage, LLC (the “Mortgage Company”), to originate residential mortgage loans for customers of the Central Florida Bank and others. The Central Florida Bank and American Heritage Affiliates each held a 50% in the Mortgage Company. American Heritage Affiliates, through an agreement with its parent company, American Heritage Mortgage Corporation (“American Heritage Mortgage”), provided the staffing and administrative services required for the operations of the Mortgage Company. In the fall of 2003, American Heritage Mortgage was acquired by another unaffiliated company, First Horizon Home Loan Corporation (“First Horizon”). In connection with its acquisition of American Heritage Mortgage, First Horizon agreed to pay $500,000 to American Heritage Affiliates if the Mortgage Company were dissolved, with $250,000 to be paid to the Central Florida Bank upon dissolution of the Mortgage Company. The dissolution of the Mortgage Company was completed in October 2003. Since the dissolution of the Mortgage Company, the Central Florida Bank has originated residential mortgage loans for its customers directly. One of the principal shareholders of American Heritage Mortgage Corporation is Sal A. Nunziata, one of Southern’s directors.

     Purchase of Bank Branch. In December 2003, the Southwest Florida Bank purchased a branch of Harris Bank, N.A. located in Ft. Myers, Florida. As part of the transaction, the Southwest Florida Bank acquired $4.0 million in loans and $1.3 million in premises and equipment. The Southwest Florida Bank paid for the branch assets by assuming $4.9 million in deposits and making a cash payment of $450,000.

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

     Acquisition, Construction and Development Loans. Southern makes acquisition, construction and development loans on a pre-sold and speculative basis. If the borrower has entered into an arrangement to sell or lease the property prior to beginning construction, Southern considers the loan to be on a pre-sold or pre-leased basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, Southern considers the loan to be on a speculative basis. Southern makes residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. Southern limits the term of most construction and development loans to 18 months, although it may structure the payments based on a longer amortization basis. Southern bases speculative loans on the borrower’s financial strength and cash flow position. Southern disburses loan proceeds based on the percentage of completion and only after an experienced construction lender or appraiser inspects the project. These loans generally command higher rates and fees commensurate with the risks warranted in the construction lending field. The risk in construction lending depends upon the performance of the builder, building the project to the plans and specifications of the borrower and Southern’s ability to administer and control all phases of the construction disbursements. Upon completion of the construction, Southern typically converts construction loans to permanent loans.

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

Customers

     Southern believes that the recent consolidation of the Florida banking industry provides community banks significant opportunities to build successful, locally-oriented banks. Southern further believes that many of the larger financial institutions do not provide the high level of personalized services desired by many small and medium-sized businesses and their principals. Southern focuses its marketing efforts on attracting small and medium-sized businesses and individuals, including service companies, manufacturing companies, commercial real estate developers, entrepreneurs and professionals, such as physicians and attorneys.

     Although Southern concentrates its lending efforts on commercial business, Southern also attracts a significant amount of consumer business. Many of its retail customers are the principals of Southern’s small and medium-sized business customers. Southern emphasizes “relationship banking,” with the goal that each customer will identify and establish a comfort level with Southern’s bank officers. Southern seeks to further develop its retail business with individuals who appreciate a high level of personal service, contact with their lending officer and responsive decision-making. Southern develops most of its new business through Southern’s lending officers and local boards of directors and by pursuing an aggressive strategy of calling on customers throughout its market areas.

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

     Various legislative actions in recent years have led to increased competition among financial institutions. Since the enactment of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and other laws and regulations affecting interstate bank expansion, it has been relatively easy for financial institutions located outside of the State of Florida to enter the Florida market, including Southern’s targeted markets. In addition, recent legislative and regulatory changes and technological advances have enabled customers to conduct banking activities without regard to geographic barriers through computer and telephone-based banking and similar services. There can be no assurance that the United States Congress, the Florida Legislature or bank regulatory agencies will not enact legislation or promulgate rules that may further increase competitive pressures on Southern. Southern’s failure to compete effectively for customers in its market areas could have a material adverse effect on its business, future prospects, financial condition or results of operations.

Employees

     As of December 31, 2003, Southern had approximately 194 full-time equivalent employees. Southern expects to hire additional employees as needed to support its growth.

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

Bank Regulation

     Each of Southern’s banks is a state bank organized under the laws of Florida. They are all subject to the supervision of the Florida Office of Financial Institutions and Securities Regulation and the Federal Deposit Insurance Corporation (the “FDIC”). Their deposits are insured by the FDIC for a maximum of $100,000 per depositor. For this protection, the banks must pay a semi-annual statutory assessment and comply with the rules and regulations of the FDIC. The Florida

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

     The foregoing capital guidelines could affect Southern and its banks in several ways. If Southern’s banks grow rapidly, their respective capital bases may become insufficient to support continued growth, making additional capital infusions necessary. The capital guidelines could also impact each bank’s ability to pay dividends. Rapid growth, poor loan portfolio performance or poor earnings performance, or a combination of these factors, could change each bank’s capital position in a relatively short period of time. Failure to meet these capital requirements would require a bank to develop and file with the FDIC a plan describing the means and a schedule for achieving the minimum capital requirements. In addition, Southern would not be able to receive regulatory approval of any application that required consideration of capital adequacy, such as a branch or merger application, unless it could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

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

USA Patriot Act

     On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). The USA Patriot Act is intended to allow the federal government to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

     Among its provisions, the USA Patriot Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. The federal banking agencies have begun proposing and implementing regulations interpreting the USA Patriot Act. It is not anticipated that the USA Patriot Act will have a significant impact on Southern’s financial condition or results of operations.

Stock Dividend

     On August 6, 2001, Southern declared a 2-for-1 stock split in the form of a 100% stock dividend. The dividend was issued to stockholders of record as of October 19, 2001. As a result of the dividend, Southern issued 2,730,101 shares of common stock. All amounts in this Annual Report on Form 10-K have been restated to reflect the stock dividend, except as otherwise noted.

ITEM 2. DESCRIPTION OF PROPERTY

     Southern’s principal executive office is located at 250 North Orange Avenue, Orlando, Florida. Southern shares this office with the main office of the Central Florida Bank. Southern’s three bank subsidiaries currently operate a total of 18 offices. In addition, Southern has two parcels of land for future banking offices. The following table sets forth information regarding each of the current branch locations.

Bank	Branch Location	Lease/Owned
Central Florida Bank	Downtown Orlando	Leased

Central Florida Bank	Altamonte Springs	Leased

Central Florida Bank	Winter Park	Owned

Central Florida Bank	Longwood	Leased

Central Florida Bank	South Orlando	Owned

Central Florida Bank	Lake Mary	Owned

Central Florida Bank	Daytona Beach	Leased

Central Florida Bank	Ormond Beach	Owned

Central Florida Bank	Port Orange	Owned

Central Florida Bank	Daytona Beach	Leased

Southwest Florida Bank	Bonita Springs	Owned

Southwest Florida Bank	Naples	Owned

Southwest Florida Bank	Fort Myers	Owned

South Florida Bank	Boca Raton	Leased

South Florida Bank	Ft. Lauderdale	Leased

South Florida Bank	West Palm Beach	Leased

South Florida Bank	Palm Beach	Leased

South Florida Bank	Palm Beach Gardens	Leased

     Southern’s branch at Bonita Springs, Florida is located on the site of a former gas station at which leaking underground fuel storage tanks caused some contamination of the subsurface groundwater. The Florida Department of Environmental Protection has accepted this site for clean up under the state’s remediation program and has reserved $250,000 to cover the estimated clean-up costs. Due to the relatively low priority level of the site in the State’s clean-up program, Southern cannot predict when the state will commence or complete the clean-up of the site. Southern has received an environmental engineering assessment of the contamination and the required remediation. Based on this report, Southern believes that the clean-up of the site will not disrupt Southern’s proposed banking services at the site.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, Southern is involved in litigation arising from the ordinary course of its business, such as claims to collect past due loans. As of the date of this report, Southern is not engaged in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF SOUTHERN

     The following table sets forth certain information with respect to Southern’s executive officers.

Name	Age	Principal Positions with Southern
Dennis G. Bedley	47	Director of Southern and President of South Florida Bank

Charlie W. Brinkley, Jr.	50	Chairman of the Board and Chief Executive Officer of Southern

Thomas H. Dargan, Jr.	49	Director of Southern and Chief Executive Officer of Central Florida Bank

Sharyn E. Dickerson	55	Executive Vice President and Chief Information Officer of Southern

Richard L. Garner	50	Director of Southern and Chief Executive Officer of Southwest Florida Bank

Stephen R. Jeuck	52	Senior Vice President and Chief Financial Officer of Southern

John G. Squires	57	President and Director of Southern

Joel E. Whittenhall	44	Director of Southern and President of Southwest Florida Bank

     Dennis G. Bedley has served as a director of Southern as well as president of the South Florida Bank since August 2002. From March 2001 to August 2002, he also served as the vice president of Southern, as well as the vice president of the Central Florida Bank. From 1998 through March 2001, he was president of Colonial Bank, West Palm Beach, Florida. From 1996 to 1998, he was a senior banking executive for Capital Bank in Fort Lauderdale, Florida.

     Charlie W. Brinkley, Jr. has served as chairman of the board and chief executive officer of Southern since its organization in 1999, and chairman of the Central Florida Bank since 1999. He also serves as a director of the South Florida Bank and Southwest Florida Bank. Mr. Brinkley was an organizing director of Southern Bank of Central Florida and served as its only president and chief executive officer from 1988 to 1996 when it was acquired by Colonial Bank of Montgomery, Alabama. From 1996 until 1998, Mr. Brinkley continued to serve as president of Colonial Bank, Florida region. Mr. Brinkley began his banking career in the Orlando area in 1978 at ComBank of Casselberry, which was acquired by Freedom Savings and Loan Association in 1983.

     Thomas H. Dargan, Jr. has served as a director Southern since 2001 and served as Chief Executive Officer of the Central Florida Bank since August 2003. He served as president and chief executive officer of the Daytona Beach Bank from its founding in 1998 through August 2003. He has 22 years of banking experience in Florida, including 15 years in the Daytona Beach community. He served as president and chief executive officer of Tomoka State Bank from 1994 until its sale in 1997 to Colonial Bank. Subsequent to the transaction, he served as president for the Volusia area of Colonial Bank.

     Sharyn E. Dickerson has served as executive vice president and chief information officer of Southern since 2000 and of the Central Florida Bank since 1999. She previously served as senior vice president and cashier of Citrus Bank, Orlando, from 1997 to 1999. Before that, she served as senior vice president and cashier of Southern Bank of Central Florida from 1988 to 1994 and as senior operations officer for the Florida region for Colonial Bank from 1994 until 1997.

     Richard L. Garner became a vice president of Southern in 2000 and became a director in 2001 upon the opening of the Southwest Florida Bank, of which he is chairman and chief executive officer. He previously served as president and chief executive officer of First National Bank of Bonita Springs (subsequently known as First National Bank of Florida) from 1994 until the acquisition of that bank by The Colonial BancGroup, Montgomery, Alabama, in 1998. From 1998 until 1999, Mr. Garner served as regional president and CEO of Colonial Bank, Southwest Florida region.

     Stephen R. Jeuck has served as senior vice president and chief financial officer of Southern since 2003. He has also served as the controller of the Company since its organization in 1999, and as vice president and chief financial officer of the Central Florida Bank since its organization in 1998. From 1995 until 1997, Mr. Jeuck served as vice president and controller of Southern Bank of Central Florida and Colonial Bank, Florida.

     John G. Squires has served as president of Southern since its organization in 1999. He served as chief executive officer of the Central Florida Bank from its organization in 1998 to 2003.

He also serves as a director of the Central Florida Bank, the South Florida Bank and Southwest Florida Bank. Mr. Squires was also an organizing director of Southern Bank of Central Florida in 1988 and served as its vice-chairman until its acquisition by Colonial Bank in 1996. From 1996 until 1997, Mr. Squires served as an executive vice president and director of Colonial Bank, Florida region. Mr. Squires began his Florida banking career in 1978 as president and director of ComBank of Casselberry which was acquired by Freedom Savings and Loan Association in 1983.

     Joel E. Whittenhall has served as a vice president of Southern since 2000 and as a director since 2001. He also has served as president, chief lending officer and director of the Southwest Florida Bank since 2001. He previously served as executive vice president and senior lending officer of First National Bank of Florida (subsequently acquired by Colonial Bank) from 1994 to 1999.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Trading Information

     There is no established public trading market for Southern’s common stock.

Record Holders

     As of February 15, 2004, there were approximately 1,000 holders of record of the Southern’s common stock.

Dividends

     As a holding company, Southern has no significant independent sources of revenue. Its principal source of funds are cash dividends and other payments that it receives from its bank subsidiaries. Southern expects that its bank subsidiaries will retain most of their earnings in order to increase their capital and only pay dividends to Southern to cover Southern’s overhead expenses. Southern’s bank subsidiaries’ ability to pay dividends is restricted under Federal and state banking law. As a result, Southern has never paid any dividends and does not anticipate that it will do so in the foreseeable future.

Private Sales of Securities

     During the fourth quarter of 2003, Southern issued 51,877 shares of its common stock, pursuant to Section 4(2) of the Securities Act of 1933 (the “Securities Act”) in the following transactions:

•	In November 2003, Southern issued 47,877 shares at a price of $14 per share in connection with purchases made by beneficiaries under Southern’s 401(k) Plan.

•	In November and December 2003, Southern issued 4,000 shares at $14 per share to two officers of Southern.

Equity Compensation Plan Information

     The following table presents information regarding Southern’s equity compensation plans at December 31, 2003:

Number of shares of
common stock
	Number of shares of		remaining available
	common stock to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding securities
	options, warrants	options, warrants	reflected in first
Plan Category	and rights	and rights	column)
Equity compensation plans approved by security holders	937,190 shares	$8.24	1,434,560 shares

Equity compensation plans not approved by security holders	133,250 shares (1)	$8.32	107,378 shares (2) (3)

Total	1,070,440 shares	$8.25	1,541,938 shares

(1)	This amount consists of options to purchase 133,250 shares issued by Peninsula Bancorp, Inc. and assumed by Southern in connection with the acquisition of Peninsula Bancorp in 2001.

(2)	This amount includes 50,000 shares which may be issued to Charlie W. Brinkley, Southern’s chairman and chief executive officer under an agreement providing for restricted stock grants. The agreement provides that Mr. Brinkley will be granted the right to receive 10,000 shares each year for a period of 10 years, commencing on January 1, 1999 and on each January 1st thereafter through the year 2008. Mr. Brinkley has previously received grants of 50,000 shares under the agreement and all of these shares are fully vested. The board will determine the level of all grants after year 2003 based on the performance of Southern. These grants, if any, will vest ratably over a three year period from the date of grant, with one third of such shares being vested on each of the first, second and third anniversary of the date of grant. In the event that a majority of Southern’s outstanding shares are acquired in a merger or other transaction, all shares issuable under the agreement will be granted to Mr. Brinkley and become fully vested. If Mr. Brinkley is terminated without cause, all of the shares granted to him will be fully vested. If Mr. Brinkley is terminated for cause, Mr. Brinkley will forfeit his rights to all unvested shares.

(3)	This amount includes 57,378 shares available for issuance under Southern’s employee stock purchase plan. Under the terms of the plan, Southern is authorized to sell up to 100,000 shares to Southern’s employees. Employees are eligible to participate in the plan if they are full-time employees for at least 90 consecutive days. The plan permits eligible employees to purchase common stock through payroll deductions, which, subject to certain limitations, may not exceed 10% of an employee’s compensation. The purchase price of each share of common stock under the purchase plan will be equal to the fair market value of common stock. In the event that an employee participating in the plan ceases to be a Southern employee, Southern has the right to repurchase all or any portion of the shares purchased by such employee under the plan at any time during the following 24 months for a purchase price equal to the fair market value of the stock at the time of such repurchase. The plan will terminate upon the earlier of September 16, 2004, or the date on which all of the shares reserved under the plan have been purchased, unless the board of directors terminates the plan on an earlier date.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, that have been derived from, and are qualified by reference to, Southern’s audited financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this report.

	At December 31,
	2003	2002	2001	2000	1999
Financial Condition Data
($ in thousands, except per share amounts)
Assets	$899,249	658,786	449,127	210,813	83,864
Securities	112,429	93,129	41,472	18,746	11,998
Loans, net	718,969	500,267	352,161	150,734	61,363
Deposits	771,679	593,417	399,973	182,225	65,063
Stockholders’ equity	67,841	58,099	42,348	26,351	11,838
Book value per share	$9.52	8.68	7.76	7.66	6.69
Number of full service customer Facilities	18	14	12	5	4

	Year Ended December 31,
	2003	2002	2001	2000	1999
Operating Data
($ in thousands, except per share amounts)
Interest income	$44,262	33,470	24,432	12,512	3,399
Interest expense	17,474	15,072	14,372	6,201	1,186
Net interest income	26,788	18,398	10,060	6,311	2,213
Provision for loan losses	3,206	2,405	2,351	1,174	609
Net interest income after loan loss Provision	23,582	15,993	7,709	5,137	1,604
Noninterest income	4,821	2,597	1,854	595	116
Noninterest expenses	18,902	15,112	10,438	5,033	3,216
Income taxes (benefit)	3,380	1,277	(295)	299	(554)
Net earnings (loss)	6,121	2,201	(580)	400	(942)
Basic earnings (loss) per share	.88	.36	(.12)	.20	(.55)
Diluted earnings (loss) per share	.84	.35	(.12)	.20	(.55)
Total shares outstanding at end of period	7,124,944	6,693,064	5,460,202	3,440,196	1,768,850
Return on average assets	.78%	.39%	(.17)%	.28%	(2.11%)
Return on average equity	9.77%	.44%	(1.60)%	2.98%	(7.74%)
Average equity to average assets	7.96%	8.96%	10.31%	9.44%	27.20%
Dividend payout ratio	—	—	—	—	—

     On October 19, 2001, Southern effected a 2 for 1 stock split. All amounts set forth in the preceding table have been revised to reflect this stock split.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with Southern’s consolidated financial statements and the related notes included elsewhere in this report. Unless otherwise noted, all share amounts have been revised to reflect Southern’s two for one stock split which was effective on October 19, 2001.

Average Balance Sheets

     The following tables set forth the information concerning the average balance sheets and related interest and dividends and yield for Southern for each of the last three fiscal years.

Net Interest Income and Expense

	Year Ended December 31, 2003
	Average	Interest &
	Balance	Dividends	Yield
	($ in Thousands)
Loans	$623,150	40,313	6.47%
Securities	107,706	3,743	3.48%
Other interest-earning assets (1)	15,741	206	1.31%

Total interest-earnings assets	746,597	44,262	5.93%

Non interest-earning assets	40,833

Total assets	787,430

Savings and NOW deposits	211,558	3,833	1.81%
Money market deposits	119,451	2,360	1.98%
Time deposits	284,463	10,363	3.64%

Total interest-bearing deposits	615,472	16,556	2.69%
Other borrowings (4)	37,393	918	2.46%

Total interest-bearing liabilities	652,865	17,474	2.68%

Non-interest-bearing deposits	67,082
Non-interest-bearing liabilities	4,804
Stockholders’ equity	62,679

Total liabilities and equity	$787,430

Net interest income and spread (2)		$26,788	3.25%

Net interest margin (3)			3.59%

Average interest-earning assets to average interest-bearing liabilities	1.14

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank stock.

(2)	Represents the difference between average interest-earning assets and average interest-bearing liabilities.

(3)	Represents net interest income divided by average interest-earning assets.

(4)	Includes advances from Federal Home Loan Bank, subordinated debentures and other borrowings.

Net Interest Income and Expense

	Year Ended December 31, 2002
	Average	Interest &
	Balance	Dividends	Yield
	($ in Thousands)
Loans	$419,996	29,993	7.14%
Securities	58,009	2,597	4.48%
Other interest-earning assets(1)	48,625	880	1.81%

Total interest-earnings assets	526,630	33,470	6.36%

Non interest-earning assets	34,198

Total assets	$560,828

Savings and NOW deposits	138,221	3,333	2.41%
Money market deposits	75,404	1,792	2.38%
Time deposits	242,410	9,921	4.09%

Total interest-bearing deposits	456,035	15,046	3.30%
Other borrowings	2,127	26	1.22%

Total interest-bearing liabilities	458,162	15,072	3.29%

Non-interest-bearing deposits	49,058
Non-interest-bearing liabilities	3,384
Stockholders’ equity	50,224

Total liabilities and equity	$560,828

Net interest income and spread(2)		18,398	3.07%

Net interest margin(3)			3.49%

Average interest-earning assets to average interest-bearing liabilities	1.15

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank stock.

(2)	Represents the difference between average interest-earning assets and average interest-bearing liabilities.

(3)	Represents net interest income divided by average interest-earning assets.

Net Interest Income and Expense

	Year Ended December 31, 2001
	Average	Interest &
	Balance	Dividends	Yield
		($ in Thousands)
Loans	$257,432	21,455	8.33%
Securities	25,439	1,404	5.52%
Other interest-earning assets(1)	40,744	1,573	3.86%

Total interest-earnings assets	323,615	24,432	7.55%

Non interest-earning assets	27,263

Total assets	$350,878

Savings and NOW deposits	101,299	4,908	4.85%
Money market deposits	29,516	994	3.37%
Time deposits	146,272	8,437	5.77%

Total interest-bearing deposits	277,087	14,339	5.17%
Other borrowings	1,184	33	2.79%

Total interest-bearing liabilities	278,271	14,372	5.16%

Non-interest-bearing deposits	34,195
Non-interest-bearing liabilities	2,246
Stockholders’ equity	36,166

Total liabilities and equity	$350,878

Net interest income and spread(2)		10,060	2.39%

Net interest margin(3)			3.11%

Average interest-earning assets to average interest-bearing liabilities	1.16

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank stock.

(2)	Represents the difference between average interest-earning assets and average interest-bearing liabilities.

(3)	Represents net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2003 vs. 2002
	Increase (Decrease) Due to Changes in:
	Rate	Rate/Volume	Volume	Total
		(In thousands)
Interest earning Assets:
Loans	$(2,822)	(1,366)	14,508	10,320
Securities	(581)	(498)	2,225	1,146
Other interest-earning assets	(244)	165	(595)	(674)

Total interest income	(3,647)	(1,699)	16,138	10,792

Interest-bearing liabilities:
Deposits:
Savings and NOW deposits	(829)	(439)	1,768	500
Money market deposits	(302)	(177)	1,047	568
Time deposits	(1,090)	(189)	1,721	442
Other borrowings	26	435	431	892

Total interest expense	(2,195)	(370)	4,967	2,402

Net change in net interest income	$(1,452)	(1,329)	11,171	8,390

	Year Ended December 31, 2002 vs. 2001
	Increase (Decrease) Due to Changes in:
	Rate	Rate/Volume	Volume	Total
		(In thousands)
Interest earning Assets:
Loans	$(3,071)	13,548	(1,939)	8,538
Securities	(265)	1,798	(340)	1,193
Other interest-earning assets	(836)	304	(161)	(693)

Total interest income	(4,172)	15,650	(2,440)	9,038

Interest-bearing liabilities:
Deposits:
Savings and NOW deposits	(2,465)	1,789	(899)	(1,575)
Money market deposits	(293)	1,545	(454)	798
Time deposits	(2,450)	5,545	(1,611)	1,484
Other borrowings	(19)	26	(14)	(7)

Total interest expense	(5,227)	8,905	(2,978)	700

Net change in net interest income	$1,055	6,745	538	8,338

Results of Operations for the Years Ended December 31, 2003 and 2002

     Southern had net earnings of $6.1 million for the year ended December 31, 2003 compared to net earnings of $2.2 million for the year ended December 31, 2002. Earnings before income taxes in 2003 were $9.5 million compared to $3.5 million in 2002. The improvement in earnings was primarily due to a substantial increase in net interest income, which grew from $18.4 million in 2002 to $26.8 million in 2003. The increase in net interest income was principally a result of the growth of Southern’s assets and an improvement in Southern’s net interest margin. Southern also benefited from higher service charges and fees, as well as a $1.0 million gain from the sale of the Daytona Beach Bank charter. These items more than offset increases in non-interest expenses, such as salaries and occupancy costs.

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

     Interest Income and Expense. Interest income for the year ended December 31, 2003 was $44.3 million compared to $33.5 million for the year ended December 31, 2002. The growth in interest income primarily reflects the growth in Southern’s assets, which grew from $658.8 million at December 31, 2002 to $899.2 million at December 31, 2003, or approximately 36%. The impact of this growth was partially offset by a decrease in the average yield earned on interest-earning assets. During the same period, net loans grew from $500.3 million to $719.0 million, or approximately 44%. The increase in assets and loans is attributable to the growth of all of Southern’s business, particularly the South Florida Bank which commenced operations in August 2002. Southern’s growth has been supported by the opening of 2 new branches in 2002 and 4 new branches in 2003.

     Interest expense increased from $15.1 million for 2002 to $17.5 million for 2003. Interest expense on deposits was $16.6 million for 2003, compared to $15.0 million for 2002. The increase in interest expense is primarily due to higher level of deposits which were used to support the growth in loans. The deposit growth was attributable to higher deposits at all of Southern’s banks, particularly the South Florida Bank. The increase in interest expense was largely offset by a decrease in the average cost of deposits.

     Interest expense on other borrowings was $918,000 for 2003 compared to $26,000 for 2002. These borrowings included $13.0 million in subordinated debentures issued by the Central Florida Bank to increase its regulatory capital and approximately $30.5 million borrowed from the Federal Home Loan Bank to fund the purchase of investment securities.

     Southern’s net interest margin increased from approximately 3.49% for 2002 to approximately 3.59% for 2003. The improvement in the net interest margin was primarily due to the increase in the level of Southern’s loans relative to Southern’s other assets. This shift had a positive impact on the net interest margin because loans are Southern’s highest interest earning asset category. The net interest margin also improved because Southern reallocated a portion of its liquid assets (such as cash and cash equivalents) into investment securities, which have higher yields.

     Provision for Loan Losses. The provision for loan losses totaled $3.2 million for the year ended December 31, 2003 and $2.4 million in 2002. The amount of the provision for 2003 reflects the growth in Southern’s loan portfolio. See “Allowance and Provision for Loan Losses” below.

     Non-Interest Income. Non-interest income totaled $4.8 million for the year ended December 31, 2003 compared to $2.6 million for the year ended December 31, 2002. Non-interest income consists of service charges on deposit accounts, income from Southern’s mortgage origination business (which was discontinued in September 2003), income from Southern’s insurance agency and other fees and income. Customer service charges on deposit accounts totaled $811,000 in 2003, up from $624,000 in 2002, due to an increase in the average number of deposit accounts. The income from Southern’s mortgage origination business was $382,000 in 2003, compared to $148,000 in 2002. The income from Southern’s insurance agency was $226,000 in 2003, up from $148,000 in 2002. Southern had a gain on sale of securities available for sale of $403,000 in 2003, compared to $120,000 in 2002. Southern also had a gain of $1.0 million in 2003 from the sale of charter of the Daytona Beach Bank and $250,000 from the liquidation of the Mortgage Company.

     Non-Interest Expenses. Non-interest expenses for the year ended December 31, 2003 totaled $18.9 million, up from $15.1 million for the year ended December 31, 2002, and was comprised of the following:

•	Salaries and employee benefits in 2003 totaled $9.7 million, or 51% of total non-interest expenses, and $8.0 million or 53% in 2002. The increase was attributable to the hiring of additional employees for Southern’s new branches and the South Florida Bank, together with salary increases and higher benefit costs.

•	Occupancy and equipment expense in 2003 totaled $3.7 million or 20% of total non-interest expenses, and $3.0 million or 20% in 2002. This increase reflects the opening of new branches.

•	Other non-interest expenses in 2003 totaled $5.4 million or 29% of total non-interest expenses, and $4.1 million or 27% in 2002. Other non-interest expenses included data processing, printing and office supplies, marketing and advertising, professional fees and other expenses. The increase in these amounts was primarily due to the opening of additional branches and the overall growth of Southern.

     Income Taxes. Income taxes totaled $3.4 million for 2003 (effective rate of 35.6%) and $1.3 million in 2002 (effective rate of 36.7%).

Results of Operations for the Years Ended December 31, 2002 and 2001

     Southern had net earnings of $2.2 million for the year ended December 31, 2002 compared to net loss of $580,000 for the year ended December 31, 2001.

     Earnings before income taxes in 2002 were $3,478,000 compared to a loss of $875,000 in 2001. The improvement in earnings was primarily due to a substantial increase in net interest income, which grew from $10.1 million in 2001 to $18.4 million in 2002. As discussed below, the increase in net interest income was principally a result of an improvement in Southern’s net interest margin and the growth in its assets. These items more than offset increases in non-interest expenses, such as salaries and occupancy costs. Southern’s net earnings in 2002 were also reduced due to losses incurred in the start up of the South Florida Bank.

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

     Southern’s net interest margin increased from approximately 3.11% for 2001 to approximately 3.49% for 2002. The positive change in the net interest margin was due in part to the repricing of certain relatively high priced deposits at the end of December 2001. Southern had utilized these deposits in 2000 and 2001 to attract funds to support growth and liquidity. Due to the sharp decline in market interest rates in the first nine months of 2001, these deposits adversely impacted Southern’s net interest margin during 2001. Southern’s net interest margin improved after December 31, 2001, when these deposits were repriced to market rates. The net interest margin was also positively impacted by higher levels of loans relative to other interest earning assets and by the decrease in interest rates in the economy, which reduced the yields paid by Southern on its other deposits and interest bearing liabilities more rapidly than the rates earned on Southern’s loans and investment securities.

     Provision for Loan Losses. The provision for loan losses totaled $2,405,000 for the year ended December 31, 2002 and $2,351,000 in 2001. The amount of the provision for 2002 reflects the growth in Southern’s loan portfolio and the establishment of a new reserve at Southern’s new South Florida Bank.

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

     Non-Interest Expenses. Non-interest expenses for the year ended December 31, 2002 totaled $15.1 million, up from $10.4 million for the year ended December 31, 2001, and was comprised of the following:

•	Salaries and employee benefits in 2002 totaled $8.0 million, or 53% of total non-interest expenses, and $5.3 million or 51% in 2001. The increase was attributable to the hiring of additional employees for Southern’s new branches and the South Florida Bank, together with salary increases and higher benefit costs.

•	Occupancy and equipment expense in 2002 totaled $3.0 million or 20% of total non-interest expenses, and $1.9 million or 18% in 2001. This increase reflects the opening of new branches and the commencement of operations of the South Florida Bank.

•	Preopening expenses of $133,000 in both 2002 and 2001 consisted of organizational and preopening expenses associated with the new South Florida Bank.

•	Other non-interest expenses in 2002 totaled $4.0 million or 26% of total non-interest expenses, and $3.1 million or 29% in 2001. Other non-interest expenses included data processing, printing and office supplies, marketing and advertising, professional fees and other expenses. The increase in these amounts was primarily due to the opening of additional branches, organizational expense associated with the new South Florida Bank and the overall growth of Southern.

     Income Taxes (Benefit). Income taxes (benefit) totaled $1.3 million for 2002 (effective rate of 36.7%) and $(295,000) in 2001 (effective rate of 33.7%).

Capital Expenditures

     Southern’s capital expenditures are reviewed by its board of directors. Southern makes capital expenditures in order to expand its business and to improve Southern’s ability to provide quality services to its customers. Capital expenditures equaled $2.6 million in 2003, and $3.9 million for the year ended December 31, 2002. These expenditures were related to the purchase of real property as branch locations, and the purchase of leasehold improvements and furniture and equipment purchased for new banking facilities opened during 2003 and 2002. The expenses in 2002 are primarily related to the cost of construction of Southern’s new offices in Lake Mary, Florida and furnishing of other branches. The expense in 2003 primarily related to the new branches in Palm Beach and West Palm Beach, Florida. Southern currently expects to have $3.6 million in capital expenditures in 2004.

Asset Quality and Credit Risk

     Securities. Southern maintains a high quality investment portfolio, including U.S. government agencies, mortgage-backed securities and municipal bonds. Southern believes that these securities have very little risk of default. At December 31, 2003 and 2002, all of the securities held in the investment portfolio were rated “A” or better. All but one of these securities were classified “available for sale.” A rating of “A” or better means that the bonds are of “upper medium grade, with strong ability to repay, possibly with some susceptibility to adverse economic conditions or changing circumstances.” Ratings are assigned by independent rating agencies and are subject to the accuracy of reported information concerning the issuers and the subjective judgment and analysis of the rating agencies. They are not a guarantee of collectability.

     At December 31, 2003, approximately 24% of these securities (not including mortgage-backed securities) were scheduled to mature in five years or less compared with 67% at December 31, 2002. As such, Southern is subject fluctuations in market value due to changes in the general level of interest rates.

     The following table sets forth information regarding the composition and carrying amounts of the investment portfolio at December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Securities of U.S. Government agencies and corporations	$44,075	31,261	41,472
Mortgage-backed securities	61,552	61,609	—
Municipal bonds	6,802	259	—

Total Securities	$112,429	93,129	41,472

     Southern’s investment securities increased significantly in 2003 due to Southern’s decision to reallocate other liquid assets (such as cash and cash equivalents) into higher yielding investment securities. Investment securities also increased because Southern purchased investment securities from the proceeds of additional borrowings from the Federal Home Loan Bank.

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

     At December 31, 2003, approximately $583.2 million or 79.8% of Southern’s loans were real estate loans secured by real estate in central and south Florida. This percentage increased from 74.4% at December 31, 2002. This level of concentration could present a potential credit risk because the ultimate collectability of these loans is susceptible to adverse changes in real estate market conditions in these markets. Southern seeks to address this risk by limiting most loans to a maximum of 75% of the appraised value of the underlying real estate and maximum amortization schedules of 20 years with maturity dates not exceeding 5 years.

     The following table divides Southern’s loan portfolio into five categories. Most of the loans are short-term and may be renewed or rolled over at their maturity. At that time, Southern undertakes a complete review of the borrower’s credit worthiness and the value of any collateral. If these items are satisfactory, Southern will generally renew the loan at prevailing interest rates. In addition to outstanding loans, Southern enters into legally binding commitments to extend credit, letters of credit and unused line of credit. These commitments totaled $249.2 million at December 31, 2003, and $159.7 million at December 31, 2002.

Types of Loans

	At December 31,
	2003	2002	2001	2000	1999
		(in thousands)
Commercial	$127,914	117,586	88,088	35,030	19,123
Commercial real estate	269,165	208,622	113,805	40,224	19,346
Residential real estate	72,252	49,029	27,171	11,070	4,273
Construction	241,828	121,153	118,177	62,520	15,746
Consumer and other	19,356	12,437	11,629	4,700	3,536

Total loans	730,515	508,827	358,870	153,544	62,024
Less:
Allowance for loan losses	(8,883)	(6,262)	(4,457)	(1,795)	(621)
Net deferred loan fees	(2,663)	(2,298)	(2,252)	(1,015)	(40)

Loans, net	$718,969	500,267	352,161	150,734	61,363

     The following table sets forth information regarding the maturities of Southern’s loans. For purposes of the table, demand loans are shown as being payable in one year or less. The entire amount of a balloon loan is treated as maturing in the year that the balloon payment is due.

Maturities of Loans Based on Contractual Principal Repayments

	At December 31, 2003
	One Year	Over One to	Over Five
Total Loans:	or Less	Five Years	Years	Total
		(in thousands)
Commercial	$34,558	72,354	21,002	127,914
Commercial real estate.	71,287	154,557	43,321	269,165
Residential real estate	21,130	38,282	12,840	72,252
Construction	65,363	136,744	39,721	241,828
Consumer and other	5,134	11,102	3,120	19,356

Total	$197,472	413,039	120,004	730,515

     Of the $533.0 million in loans due after one year, approximately 17% have fixed interest rates and 83% have adjustable rates.

     Commercial Loans. Southern makes commercial loans to businesses located in its target markets. The credit risk associated with business lending is influenced by general economic conditions, deterioration in a borrower’s capital position resulting in increasing debt to equity ratios, deterioration in a borrower’s cash position resulting in a liquidity problem, and decreasing revenues due to inefficient operations of the borrower. These loans are generally secured by corporate assets, marketable securities or other liquid financial instruments. These loans totaled $127.9 million or 17.5% of total loans at December 31, 2003 and $117.6 million or 23.1% of total loans at December 31, 2002. The growth in commercial loans was primarily due to new loans originated in southeast Florida.

     Real Estate Loans. Southern’s real estate loans totaled $583.2 million or 79.8% of total loans at December 31, 2003, and $378.8 million or 74.4% of total loans at December 31, 2002.

     Southern makes real estate loans secured by commercial real estate, including loans to acquire or refinance office buildings, warehouses and apartments. These loans totaled $269.2 million or 36.8% of total loans at December 31, 2003 and $208.6 million or 41.0% of total loans at December 31, 2002. Most of these loans have a maturity of five years or less. At December 31, 2003 and 2002, almost all of these loans were collateralized by real property located in central and south Florida. These loans generally require a loan-to-collateral value of not more than 75%. The growth in commercial real estate loans was primarily due to new loans originated in southeast Florida. Risks associated with commercial real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

     Residential real estate loans totaled $72.3 million or 9.9% of total loans at December 31, 2003 and $49.0 million, or 9.6% of total loans at December 31, 2002. Residential real estate loans are predominately adjustable rate home mortgages which generally require a loan-to-collateral value of not more than 90% and equity credit lines which generally limit the loan-to-collateral value to not more than 90%. Most loans have a maximum term of five years. At December 31, 2002, almost all of the residential real estate loans were collateralized by residences in central and south Florida. Risks associated with residential real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

     Construction loans totaled $241.8 million or 33.1% of loans at December 31, 2003 compared to $121.2 million or 23.8% of loans at December 31, 2002. The growth in construction loans was attributable to strong demand in Southern’s primary markets and interest rates that continue to favor new development. Southern primarily makes construction loans on property located in central and south Florida. Risks associated with construction loans include the solvency of both the builder and the property owner during the construction period and the reliability of commitments for permanent financing at the completion of construction, in addition to the real estate-related risks present with both commercial and residential real estate loans described above. At December 31, 2003, almost all construction loans were collateralized by property in central and south Florida.

     Consumer Loans and Other. Southern offers consumer loans and personal and secured loans. The security for these loans ordinarily consists of automobiles, consumer goods, marketable securities, certificates of deposit and similar items. These loans totaled $19.4 million or 2.7% of total loans at December 31, 2003 and $12.4 million or 2.5% of total loans at December 31, 2002. Risks associated with customer loans include loss of employment of borrowers, declines in the financial condition of borrowers resulting in delinquencies, and rapid depreciation of loan collateral.

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

     Southern had $1.7 million in loans which were nonperforming (nonaccrual) at December 31, 2003, or 0.24% of total loans. Southern also had $133,000 in accruing loans which were past due more than 90 days on December 31, 2003. Southern had $3.2 million in loans which were nonperforming (nonaccrual) at December 31, 2002, or 0.62% of total loans. Southern also had $126,000 in accruing loans which were past due more that 90 days on December 31, 2002.

     Non-performing loans at December 31, 2003 principally consisted of commercial and residential real estate loans. Southern believes that its non-performing loans are generally well secured and are unlikely to result in any material losses.

     The following table sets forth certain information regarding nonaccrual loans and foreclosed assets, including the ratio of such loans and foreclosed assets to total assets as of the dates indicated:

	Year Ended December 31,
	2003	2002	2001	2000	1999
		($in thousands)
Nonperforming (nonaccrual) loans:
Residential real estate loans	$98	1,189	888	—	—
Commercial real estate	1,580	1,749	1,699	2,014	—
Commercial loans	47	207	—	—	—
Consumer loans and other	12	9	1	—	—

Total nonperforming (nonaccrual) loans	1,737	3,154	2,588	2,014	—

Foreclosed assets:
Assets acquired by foreclosure or deed in lieu of foreclosure	1,066	302	907	—	—

Total nonperforming loans (nonaccrual) and foreclosed assets	$2,803	3,456	3,495	2,014	—

Total nonperforming(nonaccrual) loans to total assets	.19%	.48%	.58%	.96%	—%

Total nonperforming (nonaccrual) and Foreclosed assets to total assets	.31%	.52%	.78%	.96%	—%

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

     Southern believes that the overall credit quality of its loan portfolio is strong, as evidenced by the fact that it has had only $1.9 million and $3.3 million in nonaccrual and accruing loans past due more than ninety days at December 31, 2003 and 2002, respectively. To date, Southern has sought to maintain its allowance for loan losses in excess of 1% of total loans. At December 31, 2003, its allowance was $8.9 million or 1.22% of total loans and $6.3 million or 1.23% of total loans at December 31, 2002.

     Interest income that would have been recorded under the original terms of nonaccrual loans and the interest income actually recognized are summarized below:

	Year Ended December 31,
	2003	2002	2001	2000	1999
		(In thousands)
Interest income that would have been recognized	$130	223	326	117	—
Interest income recognized	—	—	(80)	(22)	—

Interest foregone	$130	223	246	95	—

     The following table sets forth information with respect to activity of Southern’s allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2003	2002	2001	2000	1999
		($ In thousands)
Average loans outstanding, net	$623,150	419,996	257,432	105,566	26,915

Allowance at beginning of year	6,262	4,457	1,795	621	12

Allowance acquired upon merger or acquisition	50	—	537	—	—

Charge-offs:
Commercial loans	(190)	(469)	(99)	—	—
Commercial real estate loans	(199)	—	—	—	—
Construction loans	(210)	—	—	—	—
Consumer loans	(66)	(94)	(25)	—	—
Residential loans	—	(64)	(102)	—	—

Total loans charged-off	(665)	(627)	(226)	—	—

Recoveries	30	27	—	—	—

Net charge-offs	(635)	(600)	(226)	—	—

Provision for loan losses charged to operating expenses	3,206	2,405	2,351	1,174	609

Allowance at end of year	$8,883	6,262	4,457	1,795	621

Percentage of net charge-offs to average loans outstanding	.10%	.14%	0.09%	—%	—%

Allowance as a percent of total loans at end of year	1.22%	1.23%	1.24%	1.17%	1.00%

Total loans at end of year	$730,515	508,827	358,870	153,544	62,024

     The following table further summarizes the allocation of the allowance for loan losses by type of loan at December 31, 2003, 2002, 2001, 2000 and 1999.

Allocation of Allowance for Loan Losses

	December 31, 2003		December 31, 2002		December 31, 2001		December 31, 2000		December 31, 1999
		% of		% of		% of		% of		% of
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
				($ in thousands)
Commercial	$2,656	17.5%	$1,252	23.1%	$881	24.5%	$293	22.8%	$191	30.8%
Commercial real estate	2,042	36.8	2,675	41.0	1,138	31.7	462	26.2	165	31.2
Real estate - construction	1,793	33.1	1,290	23.8	1,182	33.0	481	40.7	132	25.4
Residential real estate	490	9.9	612	9.6	136	7.6	55	7.2	32	6.9
Consumer loans and Other	607	2.7	248	2.5	233	3.2	99	3.1	71	5.7
Unallocated general reserves	1,295	—	185	—	887	—	405	—	30	—

Total allowance for loan Losses	$8,883	100.0%	$6,262	100.0%	$4,457	100.0%	$1,795	100.0%	$621	100.0%

     The following table displays loan originations by type of loan and principal reductions during the years ended December 31, 2003, 2002, 2001, 2000 and 1999.

Loan Originations and Principal Reductions

	Year Ended December 31,
	2003	2002	2001	20000	1999
		(In thousands)
Originations:
Commercial loans	127,565	108,579	69,845	42,702	27,708
Commercial real estate	263,148	193,616	82,720	49,034	28,563
Residential real estate loans	77,997	45,696	21,666	13,495	5,712
Construction	241,280	112,710	109,066	76,213	22,850
Consumer loans and other	18,952	11,849	6,640	5,729	5,128

Total loans originated	728,942	472,450	289,937	187,173	89,961

Acquired with merger or branch acquisition	3,996	—	43,277	—	—
Principal reductions	(511,250)	(322,493)	(127,888)	(95,653)	(29,151)

Increase in gross loans	221,688	149,957	205,326	91,520	60,810

Southern’s Financial Condition

     Southern’s goal is to maintain a high quality and liquid balance sheet. Southern seeks to achieve this objective through a high quality portfolio of investment securities with short to medium term maturities, and a high quality portfolio of real estate, commercial and consumer loans.

     Cash and Cash Equivalents. Southern had cash and cash equivalents of $30.4 million at December 31, 2003, compared to $35.7 million at December 31, 2002. This decrease was primarily the result of Southern’s strategy to expand its loan portfolio and redeploy excess cash into investment securities.

     Securities. In 2003, securities averaged $107.7 million or 14.4% of total earning assets, as compared to $58.0 million, or 11.0% in 2002. Southern’s strategy for its investment account is to maintain a high quality portfolio with generally short to medium term maturities. Securities were $112.4 million at December 31, 2003, and $93.1 million at December 31, 2002. This increase was largely attributable to Southern’s efforts to invest excess cash and cash equivalents into higher yielding securities. Southern is seeking to reduce its level of securities through loan growth. The following tables set forth information regarding the investment portfolio at December 31, 2003 ($ in thousands):

Remaining Maturity and Average Yield of Investment Securities
December 31, 2003

	Less than		One to Five				More than
	One Year		Years		Five to Ten Years		Ten Years		Total
	Carrying		Carrying		Carrying		Carrying		Carrying
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Securities of U.S. government agencies and corporations	$1,006	5.50%	$9,477	4.32%	$22,805	4.44%	$10,787	3.57%	44,075	4.46%
Municipal bonds	—	—	—	—	1,058	3.26	5,744	4.23	6,802	3.75%

Mortgage-backed Securities									61,552	5.25%

Total	$1,006	5.50%	$9,477	4.32%	$23,863	4.39%	$16,531	3.74%	$112,429	4.85%

     Loans. Loans averaged $623.2 million in 2003 and $420.0 million in 2002. Net loans grew from $352.2 million at December 31, 2001, to $500.3 million at December 31, 2002 and to $719.0 million at December 31, 2003.

     Interest-Bearing Liabilities. Interest-bearing liabilities primarily consist of deposits and federal funds purchased. Total interest-bearing liabilities increased from $400.0 million at December 31, 2001, to $535.5 million at December 31, 2002 and $747.0 million at December 31, 2003. Total interest-bearing liabilities averaged $652.9 million in 2003 and $458.2 million in 2002. The growth in Southern’s deposits reflects Southern’s marketing efforts to obtain deposits in southeast Florida for the South Florida Bank and the opening of additional branches.

     Advances from the Federal Home Loan Bank and other borrowings increased $37.0 million, to $38.4 million at December 31, 2003, from $1.4 million at December 31, 2002. Southern utilized these funds to purchase investment securities which had a higher current yield than the interest payable on the borrowed funds and to fund loan growth. The Federal Home Loan Bank borrowings bear interest at rates of 2.26% to 2.66% per year. These loans are secured by a pledge of the mortgage-backed securities purchased with the proceeds, and are payable in monthly installments including principal and interest over a 5 year period with final maturities in April and May, 2008. Other borrowings also included $7.9 million in overnight Federal funds and bank repurchase transactions at December 31, 2003, up from $1.4 million at December 31, 2002. These borrowings, at an average interest rate of approximately 1.17%, are utilized by Southern as needed to manage its liquidity position as efficiently as possible.

     During 2003, the Central Florida Bank also borrowed $13.0 million through the issuance of subordinated debentures. These debentures bear interest at a floating rate equal to the prime rate, with a minimum of 5.0% per year and a maximum of 12.0% per year. Interest only is payable semiannually. The principal amount of the debentures and all accrued interest is due in full in 2011. Subject to required reductions during the last 5 years prior to maturity, the debentures qualify as Tier 2 capital of the Central Florida Bank.

     The following table sets forth information regarding Southern’s average deposits for 2003, 2002 and 2001.

Average Deposits

	2003		2002		2001
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
			($ in thousands)
Demand deposits–non-interest bearing	$67,082	—%	$49,058	—%	$34,195	—%
Savings and NOW accounts	211,558	1.81%	138,221	2.41%	101,299	4.85%
Money market accounts	119,451	1.98%	75,404	2.38%	29,516	3.37%
Time deposits	284,463	3.64%	242,410	4.09%	146,272	5.77%

Total deposits	$682,554	2.43%	$505,093	2.98%	$311,282	4.61%

     The following table summarizes the maturity of time deposits over $100,000 at December 31, 2003.

Summary of Time Deposits over $100,000 by Maturity
(in thousands)

December 31, 2003
Three months or less	$27,882
Three to Six months	19,026
Six to Twelve months	38,053
Over Twelve months	72,068

Total	$157,029

     The following table sets forth the net deposit flows during the year ended December 31, 2003, 2002 and 2001:

Net Deposit Flows
(in thousands)

	December 31,
	2003	2002	2001
Net increase before interest credited	$163,489	178,257	206,552
Net credited	14,773	15,187	11,196

Net deposit increase	$178,262	193,444	217,748

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

     Regular monitoring of assets and liabilities that are rate sensitive within 30 days, 90 days and one year is an integral part of Southern’s rate-sensitivity management process. It is Southern’s policy to maintain a reasonable balance of rate-sensitive assets and liabilities on a cumulative one-year basis, thus minimizing net interest income exposure to changes in interest rates. A ratio of 1.0 represents perfect matching of interest-earning assets and interest-bearing liabilities. Southern’s sensitivity position at December 31, 2001, 2002 and 2003 was such that net interest income would increase modestly if there were an increase in short-term interest rates.

     Southern monitors the interest rate risk sensitivity with traditional gap measurements. The gap table has certain limitations in its ability to accurately portray interest sensitivity; however, it does provide a static reading of Southern’s interest rate risk exposure.

     The following tables show the repricing structure of Southern’s balance sheet at December 31, 2003, 2002 and 2001 with each maturity interval referring to the earliest repricing opportunity for each asset and liability. The earliest repricing opportunity is the earlier of scheduled contractual maturities or the next reset date. Liability sensitive means interest sensitive liabilities subject to repricing exceeded interest sensitive assets subject to repricing on a 365-day basis. Southern was liability sensitive to the extent of $100.7 million and $37.9 million at December 31, 2003 and 2002, respectively. This negative gap at December 31, 2003 and 2002 was 11.2% and 5.8%, respectively of total assets. Southern’s target gap position is in the range of negative 20% to positive 20%. Southern measures its gap position as a percentage of its total assets. The change in Southern’s gap position reflects a shift in deposits, particularly certificates of deposits to shorter maturities as well as increase in savings and NOW deposits.

     While the absolute level of gap is a measurement of interest rate risk, the quality of the assets and liabilities in the balance sheet must be analyzed in order to understand the degree of interest rate risk taken by Southern. Southern does not invest in any derivative products in order to manage or hedge its interest rate risk.

Interest Rate Sensitivity & Gap Report
December 31, 2003
($ in Thousands)

	3 Mos.	3 Mos.	Over 1 Yr.	Over 3 Yrs. to
	or less	to Yr.	to 3 Yrs.	5Yrs.	Over 5 Yrs.	Total
Assets:
Loans (1)	$423,766	35,035	194,215	54,968	22,531	730,515
Securities	5,866	10,306	17,409	17,513	61,335	112,429
Other interest-earning Assets (2)	17,226	—	—	—	—	17,226

Total interest-earning assets	$446,858	45,341	211,624	72,481	83,866	860,170

Interest-bearing liabilities:

Savings and NOW Deposits(3)	284,955	—	—	—	—	284,955
Money-market deposits (3)	117,586	—	—	—	—	117,586
Time deposits (3)	59,602	102,803	128,339	2,271	—	293,015
Advances from Federal Home Loan Bank	1,750	5,250	14,000	9,500	—	30,500
Subordinated debentures	13,000	—	—	—	—	13,000
Other borrowings	7,923	—	—	—	—	7,923

Total interest-bearing Liabilities	484,816	108,053	142,339	11,771	—	746,979

GAP	(37,958)	(62,712)	69,285	60,710	83,866	113,191

Cumulative GAP	(37,958)	(100,670)	(31,385)	29,325	113,191

Ratio of interest-earning assets to interest-bearing liabilities	.92	.42	1.49	6.16	N/A	1.15

Cumulative ratio of interest-earning assets to interest-bearing liabilities	.92	.83	.96	1.04	1.15

Cumulative GAP to total assets	(4.2)%	(11.2)%	(3.5)%	3.3%	12.6%

Notes to Preceding Table

(1)	In preparing the above table, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.

(2)	Includes interest-earning deposits and federal funds sold, which reprice daily and Federal Home Loan Bank Stock, which reprices quarterly.

(3)	Savings, NOW and money-market deposits are regarded as readily accessible withdrawable accounts. Time deposits are scheduled according to their respective maturity dates.

Capital

     One of Southern’s primary objectives is to maintain a strong capital position to merit the confidence of customers, bank regulators and shareholders. A strong capital position helps Southern to withstand unforeseen adverse developments and to take advantage of attractive lending and investment opportunities when they raise.

     Southern’s tier one capital was 7.96% and the total capital was 10.53% of risk-based assets at December 31, 2003. These risk-based capital ratios were well in excess of the minimum requirements of 4.0% for tier one and 8.0% for total risk-based capital ratios. Southern’s leverage ratio (tier one capital to total average quarterly assets) of 7.72% at December 31, 2003, was also in excess of the minimum 4.0% requirement.

     Southern’s goal is to increase the capital of its banks so that each of them is “well capitalized” under applicable federal banking regulations. At December 31, 2003, all of the banks had achieved this objective.

     During 2003, Southern sold 323,253 shares of its common stock at a price of $14.00 per share in a private placement transaction. Southern received gross proceeds of $4.5 million from this offering. Southern contributed $4.0 million of this amount to increase the capital of the Southwest Florida Bank, which will utilize the funds for general working capital purposes, including making loans and purchasing investment securities. The balance was retained by Southern’s holding company for general working capital purposes.

     During the second half of 2003, the Central Florida Bank issued $13.0 million of subordinated debentures to institutional investors. The Central Florida Bank utilized the proceeds from the sale of the debentures for general working capital purposes, including making loans and purchasing investment securities.

     Southern anticipates that it will need to continue to increase its capital in order to maintain its planned growth. Southern intends to increase its capital through a combination of earnings from operations, loans from third parties and the sale of securities. In this connection, Southern intends to establish a revolving line of credit with SunTrust Bank N.A., in the amount of $5.0 million. Amounts advanced under the line will bear interest at LIBOR plus 1.85%, with interest payable quarterly, and the entire balance due 364 days after closing.

     The following table sets forth Southern’s required and actual capital amounts and percentages at December 31, 2002 and 2003 ($ in thousands):

	December 31, 2002
	Actual		Required
	Amount	%	Amount	%
Tier 1 Capital
(to Risk-Weighted Assets)	$56,172	9.57%	$23,475	4.0%

Total Capital
(to Risk-Weighted Assets)	$62,434	10.64%	$46,949	8.0%

Tier 1 Capital
(to Total Assets)	$56,172	8.71%	$25,796	4.0%

	December 31, 2003
	Actual		Required
	Amount	%	Amount	%
Tier 1 Capital
(to Risk-Weighted Assets)	$68,009	7.96%	$34,162	4.0%

Total Capital
(to Risk-Weighted Assets)	$89,891	10.53%	$68,324	8.0%

Tier 1 Capital
(to Total Assets)	$68,009	7.72%	$35,235	4.0%

Unrealized Loss on Securities Available for Sale

     Due to the combined effects of the growth in Southern’s available for sale investment securities and the rise in long-term interest rates during the second half of 2003, Southern’s comprehensive income for 2003 was reduced by $3.2 million as a result of the unrealized loss in the market value of its investment securities that are available for sale, compared to an unrealized gain of $1.3 million in the value of the securities portfolio during 2002. The net change in unrealized income attributable to the portfolio is a function of both the growth of $19.5 million, or 21.7%, in the volume of Southern’s securities available for sale, including primarily U.S. government agency and mortgage-backed securities, and the decline in market value of those securities resulting from rising long-term interest rates in the third quarter. As a result of this change, which would affect Southern’s net income only in the event of the sale of these securities, Southern’s accumulated other comprehensive income was $957,000 at December 31, 2002, compared to a loss of $1,138,000 at December 31, 2003.

Sale of Daytona Beach Bank Charter

     In August 2003, the Daytona Beach Bank transferred substantially all of its assets to the Central Florida Bank. In consideration for the transfer of the assets, the Central Florida Bank assumed all of the liabilities of the Daytona Beach Bank and paid the Daytona Beach Bank a cash amount equal to the difference between the book value of the transferred assets and the assumed liabilities. The Central Florida Bank also hired all of the former employees of the Daytona Beach Bank. Since that time, the Central Florida Bank has continued to operate all of the facilities of the Daytona Beach Bank.

     At the same time as the asset transfer, Southern entered into an agreement with an unaffiliated bank based outside of Florida to acquire the Daytona Beach Bank corporate shell and its charter. This transaction was completed immediately following the transfer of the Daytona Beach Bank’s assets and liabilities to the Central Florida Bank. In consideration for this transaction, the purchaser paid Southern an amount equal to the capital accounts of the Daytona Beach Bank at the time of the merger and a premium of $1.0 million. The purchaser acquired the Daytona Beach Bank in order to be able to establish branch offices in Florida. Southern recorded a $1.0 million pretax gain from this transaction. Except for the receipt of the $1.0 million premium from the purchaser, the transaction did not affect Southern’s consolidated assets, liabilities or stockholders’ equity.

Dissolution of Mortgage Company

     In 2001, the Central Florida Bank and an unaffiliated company, American Heritage Mortgage Affiliates, Inc. (“American Heritage Affiliates”), formed Southern Community Banc Mortgage, LLC (the “Mortgage Company”), to originate residential mortgage loans for customers of the Central Florida Bank and others. The Central Florida Bank and American Heritage Affiliates each held 50% in the Mortgage Company. American Heritage Affiliates, through an agreement with its parent company, American Heritage Mortgage Corporation (“American Heritage Mortgage”), provided the staffing and administrative services required for the operations of the Mortgage Company. In the fall of 2003, American Heritage Mortgage was acquired by another unaffiliated company, First Horizon Home Loan Corporation (“First Horizon”). In connection with its acquisition of American Heritage Mortgage, First Horizon agreed to pay $500,000 to American Heritage Affiliates if the Mortgage Company were dissolved, with $250,000 to be paid to the Central Florida Bank upon dissolution of the Mortgage Company. The dissolution of the Mortgage Company was completed in November 2003. Since the dissolution of the Mortgage Company, the Central Florida Bank has originated residential mortgage loans for its customers directly.

Branch Activities

     On July 14, 2003, the South Florida Bank opened a branch office in leased facilities in Palm Beach, Florida. In July, 2003, the South Florida Bank also purchased a site in West Palm Beach where it intends to construct a new branch facility. The purchase price for the West Palm Beach branch site was $1.2 million. Pending construction of the planned permanent facility, the West Palm Beach branch will operate from an adjacent leased facility. Construction of the permanent facility is expected to be completed in mid-2005 at a cost of approximately $800,000. On June 14, 2003, the

South Florida Bank entered into a lease agreement for a proposed branch office to be located on PGA Boulevard in Palm Beach Gardens, Florida. The PGA branch office opened in January 2004.

     Purchase of Bank Branch. In December 2003, the Southwest Florida Bank purchased a branch of Harris Bank, N.A. located in Ft. Myers, Florida. As part of the transaction, the Southwest Florida Bank acquired $4.0 million in loans and $1.3 million in premises and equipment. The Southwest Florida Bank paid for branch assets by assuming $4.9 million in deposits and making a cash payment of $450,000.

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

Future Accounting Requirements

     Recent Pronouncements. In November 2002, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on Southern’s consolidated financial statements.

     In January 2003, the FASB issued (Revised in December 2003) FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) which addresses consolidation by business enterprises of variable interest entities. FIN 46 applies to variable interest entities created after January 31, 2003. The Company has no variable interest entities, therefore FIN 46 had no effect on Southern’s consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this Statement had no effect on Southern’s consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement had no effect on Southern’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement had no effect on Southern’s consolidated financial statements.

Critical Accounting Policies

     Southern’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (see Summary of Significant Accounting Policies in Southern’s consolidated financial statements). Southern believes that of its significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements. Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of Southern.

     Loan Portfolio. A variety of factors impact the carrying value of Southern’s loan portfolio, including the calculation of the allowance for loan losses, valuation of underlying collateral, the timing of loan charge-offs and the amount and amortization of loan fees and deferred origination costs.

     Southern believes that the determination of the allowance for loan losses represents a critical accounting policy. The allowance for loan losses is maintained at a level management considers to be adequate to absorb probable loan losses inherent in the portfolio, based on evaluations of the collectibility and historical loss experience of loans. Credit losses are charged and recoveries are credited to the allowance. Provisions for loan losses are based on Southern’s review of the historical loan loss experience and such factors which, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. The allowance is based on ongoing assessments of the probable estimated losses inherent in the loan portfolio. Southern’s methodology for assessing the appropriate allowance level consists of several key elements described below.

     Large commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on Southern’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows, and available legal options. Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” as amended. Any specific reserves for impaired loans are measured based on the fair market value of the underlying collateral. Southern evaluates the collectibility of both principal and interest when assessing the need for a special reserve. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

     Homogenous loans, such as installment and residential mortgage loans, are not individually reviewed by management. Reserves are established for each pool of loans based on the expected net charge-offs. Loss rates are based on the average net charge-off history by loan category.

     Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions or loss recognition. Factors which management considers in the analysis include the effects of the local economy, trends in the nature and volume of loans (delinquencies, charge-offs, nonaccrual and problem loans), changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and Southern’s internal credit review function.

     An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans.

     Specific reserves on individual loans and historical loss rates are reviewed throughout the year and adjusted as necessary based on changing borrower and collateral conditions and actual collection and charge-off experience.

     Based on the procedures discussed above, management believes that allowance for loan losses was adequate to absorb estimated loan losses associated with the loan portfolio at December 31, 2003. Actual results could differ from these estimates. However, since the allowance is affected by management’s judgment and uncertainties, there is the likelihood that materially different amounts would be reported under different conditions or assumptions. To the extent that the economy changes, collateral values change, reserve factors change, or the nature and volume of problem loans change, Southern may need to adjust its provision for loan losses. Material additions to Southern’s provision for loan losses would result in a decrease in net earnings and capital.

     The allowance for loan losses is also discussed in Note 3 to Southern’s consolidated financial statements. The significant accounting policies are discussed generally in Note 1 to Southern’s consolidated financial statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

     Southern is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and construction loans and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of Southern’s involvement in particular classes of financial instruments.

     Southern’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and construction loans and standby letters of credit is represented by the contractual amount of those instruments. Southern uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed-expiration dates or other termination clauses and may require payment of a fee. Since certain commitments expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. Southern evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by Southern upon extension of credit, is based on management’s credit evaluation of the counter party.

     Standby letters of credit are conditional commitments issued by Southern to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

     The following is a summary of Southern’s contractual obligations, including certain on-balance sheet obligations, at December 31, 2003 (in thousands):

		Payments Due by Period
		Less			More
		Than 1	1-3	3-5	Than 5
Contractual Obligations	Total	Year	Years	Years	Years
Federal Home Loan Bank advances	$30,500	7,000	14,000	9,500	—
Subordinated debentures	13,000	—	—	—	13,000
Other borrowings	7,923	7,923	—	—	—
Operating leases	7,874	1,339	2,678	2,056	1,801
Loan commitments	72,716	72,716	—	—	—
Standby letters of credit	7,164	7,164	—	—	—
Undisbursed construction and line of credit loans	169,319	169,319	—	—	—

Total	$308,496	265,461	16,678	11,556	14,801

ITEM 7A QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. Southern’s market risk arises primarily from interest rate risk inherent in Southern’s lending and deposit taking activities. Southern has little or no risk related to trading accounts, commodities or foreign exchange.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached hereto and filed as part of this Form 10-K are Southern’s consolidated financial statements required by Regulation S-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A CONTROLS AND PROCEDURES

     Southern maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that Southern files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of December 31, 2003, the Chief Executive Officer and Chief Financial Officer of Southern concluded that Southern’s disclosure controls and procedures were adequate.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information required by Item 10 regarding executive officers is set forth at the end of the Part I of this Annual Report on Form 10-K.

     Information set forth in the 2004 Proxy Statement under the caption “Directors” is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth in the 2004 Proxy Statement under the caption “Executive Compensation” is incorporated by reference.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption “Principal Shareholders and Security Ownership of Management” in the 2004 Proxy Statement is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption “Transactions with Management and Others” in the 2004 Proxy Statement is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information set forth under the caption “Ratification of Appointment of Independent Accountants” in the 2004 Proxy Statement is incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Page
(A)	Financial Statements and Schedules

Independent Auditors’ Report.

Consolidated Balance Sheets as of December 31, 2003 and 2002.

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements — December 31, 2003 and 2002 for Each of the Years in the Three-Year Period Ended December 31, 2003.

(B)	Reports on Form 8-K

Not applicable

(C)	Exhibits

3.1	Articles of Incorporation, as amended, of Registrant. (a)

3.2	Bylaws of Registrant. (a)

4.1	Specimen Common Stock Certificate of Registrant. (a)

10.1	Employees’ Incentive Stock Option Plan of Registrant. (a)

10.2	Directors’ Statutory Stock Option Plan of Registrant. (a)

10.3	Amended and Restated Employee Stock Purchase Plan of Registrant. (a)

10.4	Salary Continuation Agreement between the Registrant and Charlie W. Brinkley, Jr. dated February 23, 1999.(a)

10.5	Salary Continuation Agreement between the Registrant and John G. Squires dated February 23, 1999. (a)

10.6	Salary Continuation Agreement between the Registrant and Dennis Bedley dated February 26, 2003. (d)

10.7	Salary Continuation Agreement between the Registrant and Richard Garner dated July 11, 2003. (d)

10.8	Salary Continuation Agreement between the Registrant and Joel Whittenhall dated July 11, 2003. (d)

10.9	Lease Agreement dated April 22, 1998 between Marx Realty and Improvement Co., Inc. and Registrant.(a)

10.10	Lease Agreement dated November 30, 1998 between Patrick J. Armstrong and Registrant. (a)

10.11	Restricted Stock Agreement made effective as of January 1, 1999 between the Registrant and Charlie W. Brinkley, Jr. (a)

10.12	2001 Equity Incentive Plan. (d)

10.13	Agreement regarding Termination Benefits dated as of November 17, 2000 between the Registrant and Charlie Brinkley. (d)

10.14	Agreement regarding Termination Benefits dated as of November 20, 2000 between the Registrant and John Squires. (d)

10.15	Agreement regarding Termination Benefits dated as of June 6, 2002 between the Registrant and Dennis Bedley. (d)

10.16	Agreement regarding Termination Benefits dated as of June 6, 2002 between the Registrant and Richard Garner. (d)

10.17	Agreement regarding Termination Benefits dated as of June 6, 2002 between the Registrant and Joel Whittenhall. (d)

10.18	Merger Agreement, dated as of March 19, 2004, between First National Bankshares of Florida, Inc. and Southern. (e)

10.19	Peninsula Directors Stock Option Plan.*

10.20	Peninsula Employees Stock Option Plan.*

10.21	Agreement between Southern and CSI.*

10.22	Loan Agreement between Southern and SunTrust Bank, N.A.*

10.23	Promissory Note issued by Southern in favor of SunTrust Bank, N.A.*

10.24	Advances, Specific Collateral, Pledge and Security Agreement between Southern and the Federal Home Loan Bank.*

10.25	Form of Subordinated Debenture.*

14.1	Code of Ethics.*

21.1	List of Subsidiaries of Registrant.*

24.1	Power of Attorney.*

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).*

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).*

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(a)	Previously filed as an Exhibit to Southern’s Registration Statement on Form SB-2 (File No. 333-35548).

(b)	Previously filed as an Exhibit to Southern’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000 (filed with the Commission on October 20, 2000).

(c)	Previously filed as an Exhibit to Southern’s Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2001 (filed with the Commission on May 15, 2001).

(d)	Previously filed as an Exhibit to Southern’s Annual Report on Form 10-KSB for the year ended December 31, 2002 (filed with the Commission on March 17, 2003).

(e)	Previously filed as an Exhibit to Southern’s Current Repot on Form 8-K (filed with the Commission on March 26, 2004).

(*)	Filed as part of this report.

SIGNATURES

     In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY BANCORP
Date: March 29, 2004	By:	/s/ Charlie W. Brinkley, Jr.
Charlie W. Brinkley, Jr.
Chairman of the Board and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Charlie W. Brinkley, Jr. Charlie W. Brinkley, Jr.	Chairman of the Board and Chief Executive Officer	March 29, 2004

/s/ John G. Squires John G. Squires	President and Director	March 29, 2004

/s/ George D. Anderson George D. Anderson	Director	March 29, 2004

/s/ Dennis G. Bedley Dennis G. Bedley	Director	March 29, 2004

/s/ Alfred J. Cinque Alfred J. Cinque	Director	March 29, 2004

/s/ Thomas H. Dargan, Jr. Thomas H. Dargan, Jr.	Director	March 29, 2004

/s/ P.T. Fleuchaus P.T. Fleuchaus	Director	March 29, 2004

/s/ Richard L. Garner Richard L. Garner	Director	March 29, 2004

Name	Title	Date
/s/ Dennis E. Gilkey Dennis E. Gilkey	Director	March 29, 2004

/s/ Jennings L. Hurt, III Jennings L. Hurt, III	Director	March 29, 2004

/s/ Clark D. Jensen Clark D. Jensen	Director	March 29, 2004

/s/ Sanford Miller Sanford Miller	Director	March 29, 2004

/s/ Sal A. Nunziata Sal A. Nunziata	Director	March 29, 2004

/s/ John K. Ritenour John K. Ritenour	Director	March 29, 2004

/s/ Stanley H. Sandefur Stanley H. Sandefur	Director	March 29, 2004

/s/ Gregory K. Talbott Gregory K. Talbott	Director	March 29, 2004

/s/ Joel E. Whittenhall Joel E. Whittenhall	Director	March 29, 2004

/s/ Michael Vestal Michael Vestal	Director	March 29, 2004

/s/ Stephen R. Jeuck Stephen R. Jeuck	Senior Vice President and Chief Financial Officer	March 29, 2004

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

     All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related Notes.

Independent Auditors’ Report

Southern Community Bancorp
Orlando, Florida:

     We have audited the accompanying consolidated balance sheets of Southern Community Bancorp and subsidiaries (the “Company”) at December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

HACKER, JOHNSON & SMITH PA
Orlando, Florida
January 14, 2004, except for Note 23 as to
which the date is March 19, 2004

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets
($ in thousands, except per share amounts)

	At December 31,
	2003	2002
Assets
Cash and due from banks	$15,103	19,127
Interest-earning deposits	916	12,077
Federal funds sold	14,376	4,519

Cash and cash equivalents	30,395	35,723
Securities available for sale	109,157	89,677
Securities held to maturity	3,272	3,452
Loans, net of allowance for loan losses of $8,883 in 2003 and $6,262 in 2002	718,969	500,267
Accrued interest receivable	3,026	2,806
Federal Home Loan Bank stock, at cost	1,934	212
Premises and equipment, net	20,967	18,852
Deferred income tax asset	3,659	1,424
Foreclosed assets, net	1,066	302
Bank-owned life insurance	5,189	4,954
Goodwill	971	971
Other assets	644	146

Total assets	$899,249	658,786

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	76,123	59,313
Money-market deposits	117,586	101,800
Savings and NOW deposits	284,955	153,207
Time deposits	293,015	279,097

Total deposits	771,679	593,417
Advances from Federal Home Loan Bank	30,500	—
Subordinated debentures	13,000	—
Other borrowings	7,923	1,423
Official checks	4,972	3,787
Other liabilities	3,334	2,060

Total liabilities	831,408	600,687

Commitments and contingencies (Notes 4, 10, 18 and 23)

Stockholders’ equity:
Common stock, $1 par value, 10,000,000 shares authorized, 7,124,944 and 6,693,064 shares issued and outstanding in 2003 and 2002	7,125	6,693
Additional paid-in capital	54,938	49,654
Retained earnings	6,916	795
Accumulated other comprehensive income (loss)	(1,138)	957

Total stockholders’ equity	67,841	58,099

Total liabilities and stockholders’ equity	$899,249	658,786

See accompanying Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Operations
($ in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Interest income:
Loans	$40,313	29,993	21,455
Securities	3,743	2,597	1,404
Other	206	880	1,573

Total interest income	44,262	33,470	24,432

Interest expense:
Deposits	16,556	15,046	14,339
Other borrowings	918	26	33

Total interest expense	17,474	15,072	14,372

Net interest income	26,788	18,398	10,060

Provision for loan losses	3,206	2,405	2,351

Net interest income after provision for loan losses	23,582	15,993	7,709

Noninterest income:
Service charges on deposit accounts	811	624	372
Other fees	1,366	976	404
Gain on the sale of securities available for sale	403	120	642
Gain on sale of charter	1,000	—	—
Earnings on bank-owned life insurance	235	204	166
Other income	1,006	673	270

Total noninterest income	4,821	2,597	1,854

Noninterest expenses:
Salaries and employee benefits	9,732	7,998	5,307
Occupancy expense	3,729	2,982	1,926
Data processing	1,225	1,019	727
Printing and office supplies	379	375	312
Marketing and advertising	498	381	276
Professional fees	913	554	474
Telephone	614	334	217
Preopening expenses	—	133	133
Other expense	1,812	1,336	1,066

Total noninterest expenses	18,902	15,112	10,438

Earnings (loss) before income taxes (benefit)	9,501	3,478	(875)

Income taxes (benefit)	3,380	1,277	(295)

Net earnings (loss)	$6,121	2,201	(580)

Earnings (loss) per share:
Basic	$.88	.36	(.12)

Diluted	$.84	.35	(.12)

See accompanying Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2003, 2002 and 2001
($ in thousands)

					Accumulated
				Retained	Other
	Common Stock		Additional	Earnings	Comprehensive	Total
			Paid-In	(Accumulated	Income	Stockholders’
	Shares	Amount	Capital	Deficit)	(Loss)	Equity
Balance at December 31, 2000	1,720,098	$1,720	25,173	(826)	284	26,351

Comprehensive income (loss):
Net loss	—	—	—	(580)	—	(580)
Net change in unrealized gain on securities available for sale, net of tax benefit	—	—	—	—	(196)	(196)

Comprehensive income (loss)						(776)

Common stock issued as compensation	750	1	10	—	—	11
Sale of common stock in connection with 401(k) Profit Sharing Plan	7,816	8	109	—	—	117
Sale of common stock in connection with Employee Stock Purchase Plan	5,548	5	79	—	—	84
Proceeds from common stock offering, net of offering costs of $5	66,001	66	1,018	—	—	1,084
Proceeds from private placement common stock offering, net of offering costs of $4	305,975	306	4,876	—	—	5,182
Common stock issued in connection with merger with Peninsula Bancorp, Inc.	623,913	624	9,671	—	—	10,295
Two-for-one stock split	2,730,101	2,730	(2,730)	—	—	—

Balance at December 31, 2001	5,460,202	5,460	38,206	(1,406)	88	42,348

Comprehensive income:
Net earnings	—	—	—	2,201	—	2,201
Net change in unrealized gain on securities available for sale, net of tax	—	—	—	—	869	869

Comprehensive income						3,070

Common stock issued as compensation	17,353	18	125	—	—	143
Sale of common stock in connection with 401(k) Profit Sharing Plan	34,569	35	250	—	—	285
Sale of common stock in connection with Employee Stock Purchase Plan	15,393	15	112	—	—	127
Sale of common stock in connection with employment agreements	14,500	14	109	—	—	123
Proceeds from common stock offering, net of offering costs of $83	1,151,047	1,151	10,852	—	—	12,003

Balance at December 31, 2002	6,693,064	$6,693	49,654	795	957	58,099

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity, Continued

Years Ended December 31, 2003, 2002 and 2001
($ in thousands)

					Accumulated
				Retained	Other
	Common Stock		Additional	Earnings	Comprehensive	Total
			Paid-In	(Accumulated	Income	Stockholders’
	Shares	Amount	Capital	Deficit)	(Loss)	Equity
Balance at December 31, 2002	6,693,064	$6,693	49,654	795	957	58,099

Comprehensive income:
Net earnings	—	—	—	6,121	—	6,121
Net change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	(2,095)	(2,095)

Comprehensive income						4,026

Common stock issued as compensation	21,189	21	201	—	—	222
Sale of common stock in connection with 401(k) Profit Sharing Plan	47,877	48	421	—	—	469
Sale of common stock in connection with Employee Stock Purchase Plan	14,161	14	135	—	—	149
Proceeds from private placement common stock offering	348,653	349	4,527	—	—	4,876

Balance at December 31, 2003	7,124,944	$7,125	54,938	6,916	(1,138)	67,841

See accompanying Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$6,121	2,201	(580)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	3,206	2,405	2,351
Depreciation and amortization	1,673	1,314	774
Amortization of goodwill	—	—	35
Deferred income tax benefit	(1,106)	(658)	(881)
Net amortization of deferred loan fees and costs	(1,259)	(841)	(302)
Net amortization of premiums and discounts on securities	1,233	203	(29)
Common stock issued as compensation	222	143	11
Gain on sale of securities available for sale	(403)	(120)	(642)
Earnings on bank-owned life insurance	(235)	(204)	(166)
Net increase in accrued interest receivable	(220)	(723)	(659)
Net (increase) decrease in other assets	(409)	136	(53)
Net increase in official checks	1,185	479	1,732
Net increase in other liabilities	1,274	220	886

Net cash provided by operating activities	11,282	4,555	2,477

Cash flows from investing activities:
Proceeds from sale of securities available for sale	32,777	23,247	17,032
Maturities and repayments of securities available for sale	42,172	28,932	25,622
Purchases of securities available for sale	(98,479)	(99,128)	(61,120)
Purchase of securities held to maturity	—	(3,452)	—
Repayments of securities held to maturity	176	—	—
Net increase in loans, exclusive of acquisitions	(218,445)	(149,389)	(161,926)
Purchases of premises and equipment, exclusive of acquisitions	(2,648)	(3,937)	(6,458)
Net proceeds from sale of premises and equipment	160	—	1,215
Cash paid in branch acquisition	(449)	—	—
Cash and cash equivalents acquired in connection with merger with Peninsula Bancorp, Inc.	—	—	12,127
Purchase of bank owned life insurance	—	(1,305)	(692)
Purchase of Federal Home Loan Bank stock	(1,722)	—	—
Proceeds from sale of foreclosed assets, net	1,028	324	283

Net cash used in investing activities	(245,430)	(204,708)	(173,917)

Cash flows from financing activities:
Net increase in deposits, exclusive of acquisitions	173,326	193,444	167,588
Proceeds from FHLB advances	35,000	—	—
Repayment of FHLB advances	(4,500)	—	—
Proceeds from subordinated debentures	13,000	—	—
Net increase (decrease) in other borrowings	6,500	(235)	201
Proceeds from issuance of common stock, net	5,494	12,538	6,467

Net cash provided by financing activities	228,820	205,747	174,256

Net (decrease) increase in cash and cash equivalents	(5,328)	5,594	2,816
Cash and cash equivalents at beginning of year	35,723	30,129	27,313

Cash and cash equivalents at end of year	$30,395	35,723	30,129

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued
(In thousands)

	Year Ended December 31,
	2003	2002	2001
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$17,442	15,121	13,982

Income taxes	$4,253	1,641	427

Noncash financing and investing activities:
Net change in accumulated other comprehensive income, net change in unrealized gain (loss) on securities available for sale, net of tax	$(2,095)	869	(196)

Transfer of loans to foreclosed assets	$1,792	439	1,190

Loans originated on sales of foreclosed assets	$—	720	—

Assets and liabilities acquired in connection with acquisition of Peninsula Bancorp, Inc. in 2001 and branch acquisition in 2003:
Securities available for sale	$—	—	3,890

Loans, net	$3,996	—	42,740

Premises and equipment	$1,300	—	2,054

Deposits	$4,936	—	50,160

Other borrowings	$—	—	1,457

Other assets, net of other liabilities	$—	—	95

Goodwill	$—	—	1,006

Core deposit intangible	$89	—	—

Common stock issued	$—	—	10,295

See accompanying Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

     December 31, 2003 and 2002 and For Each of the
Years in the Three-Year Period Ended December 31, 2003

(1) Summary of Significant Accounting Policies

Organization. Southern Community Bancorp (the “Holding Company”) is a multi-bank holding company and owns 100% of the outstanding common stock of Southern Community Bank of Central Florida (formerly known as Southern Community Bank prior to its name change in 2003), Southern Community Bank of Southwest Florida, and Southern Community Bank of South Florida (collectively, the “Banks”). Southern Community Bank of South Florida was formed in June 2002 and commenced operations on August 5, 2002. Southern Community Bank of Southwest Florida was formed in 2000 and commenced operations on January 2, 2001. The Holding Company acquired Southern Community Bank, Atlantic on April 30, 2001 in connection with its acquisition of Peninsula Bancorp, Inc. (See Note 20). Southern Community Bank, Atlantic, was known as Peninsula Bank, prior to its name change in January 2002. During 2003, Southern Community Bank of Central Florida acquired all of the assets and assumed all of the liabilities of Southern Community Bank, Atlantic and the charter for Southern Community Bank, Atlantic was sold to a third party for $1.0 million. Southern Community Bank of Central Florida owns 100% of the outstanding common stock of Southern Community Insurance Agency, Inc. (the “Insurance Agency”). In January 2001, Southern Community Bank of Central Florida and a third party formed Southern Community Bank Mortgage LLC (the “Mortgage Company”). Each of them held a 50% equity interest in the Mortgage Company. On October 1, 2003, Southern Community Bank of Central Florida agreed to liquidate the Mortgage Company in exchange for $250,000. The Mortgage Company originated, processed and closed residential loans in central Florida.

The Holding Company’s only business activity is the ownership of the Banks. The Banks are state (Florida) chartered commercial banks. The Banks offer a variety of financial services to individual and corporate customers through their eighteen banking offices located in Orange, Seminole, Volusia, Lee, Collier, Broward and Palm Beach Counties, Florida. The deposits of the Banks are insured by the Federal Deposit Insurance Corporation. The Insurance Agency refers customers of the Banks to insurance agencies for the purchase of insurance products. Southern Community Bank of Central Florida formed 1600 East Robinson Street, Inc. in 2001 for the purpose of holding certain foreclosed assets and was dissolved after selling these assets in 2002.

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

The Banks are required by law or regulation to maintain cash reserves in the form of vault cash or in a noninterest-earning account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks. These reserve requirements at December 31, 2003 and 2002 were approximately $3.6 million and $1.2 million, respectively.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial, construction and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Premises and Equipment. Land is carried at cost. Buildings, leasehold improvements and furniture and equipment are carried at cost, less accumulated depreciation and amortization computed principally using the straight-line method over the estimated useful lives of the assets. The Company amortizes leasehold improvements over the lease term, which could include lease renewal periods, if it is the intent of management to exercise the renewal option on the lease. The Company capitalizes interest during the construction period of major capital projects such as the construction of office facilities. Interest costs capitalized were approximately $44,000 and $103,000 during the years ended December 31, 2002 and 2001, respectively. No interest costs were capitalized during the year ended December 31, 2003.

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

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Goodwill, Continued. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. SFAS 142 is effective for fiscal years beginning after December 15, 2001. In accordance with SFAS 142, the Company ceased amortizing goodwill totaling $971,000 as of January 1, 2002. Based on the impairment tests performed, there was no impairment of goodwill in 2002 or 2003. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The following table presents the impact of SFAS 142 on net loss had the accounting standard been in effect for the year ended December 31, 2001 (in thousands):

Year Ending
December 31,
2001
Net loss – as reported	$(580)
Adjustments:
Amortization of goodwill	35
Income tax benefit	(13)

Net loss – adjusted	$(558)

The effect on basic and diluted loss per share in 2001 was not material.

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

The Holding Company and its subsidiaries file a consolidated income tax return. Income taxes are allocated to the Holding Company and the subsidiaries as though separate income tax returns were filed.

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

Stock Compensation Plans. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively “SFAS No. 123”) encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date, and under APB No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB No. 25. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts).

	Year Ended December 31,
	2003	2002	2001
Net earnings (loss), as reported	$6,121	2,201	(580)

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(294)	(424)	(724)

Proforma net earnings (loss)	$5,827	1,777	(1,304)

Basic earnings (loss) per share:
As reported	$.88	.36	(.12)

Proforma	$.84	.29	(.28)

Diluted earnings (loss) per share:
As reported	$.84	.35	(.12)

Proforma	$.80	.28	(.28)

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Stock Compensation Plans, Continued. In order to calculate the fair value of the options, it was assumed that the average risk-free interest rate was 4.17% for 2003, 4.46% for 2002 and 5.68% for 2001, there would be no dividends paid by the Company over the exercise period, the expected life of the options would be the entire exercise period and stock volatility would be zero due to the lack of an active trading market for the stock. For purposes of pro forma disclosures, the estimated fair value is treated as expense during the vesting period. The following information summarizes the fair value of options granted under the plans (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Grant-date fair value of options issued during the year	$100	186	1,327

Grant-date per share value of options issued during the year	$3.56	2.28	2.50

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

Federal Home Loan Bank Stock. Fair value of the Company’s investment in Federal Home Loan Bank (“FHLB”) stock is based on its redemption value, which is its cost of $100 per share.

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

Other Borrowings. The carrying value of borrowings related to customer repurchase agreements and federal funds purchased approximate fair value.

Advances from Federal Home Loan Bank and Subordinated Debentures. The fair value for advances from Federal Home Loan Bank and subordinated debentures are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-Balance-Sheet Instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Advertising. The Company expenses all media advertising as incurred.

Earnings (Loss) Per Share. Basic earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding. For 2003 and 2002, diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. For 2001, such options were antidilutive. Earnings (loss) per common share have been computed based on the following:

	Year Ended December 31,
	2003	2002	2001
Weighted-average number of common shares outstanding used to calculate
basic earnings (loss) per common share	6,938,483	6,121,395	4,717,487

Effect of dilutive stock options	323,098	222,118	—

Weighted-average number of common shares outstanding used to calculate diluted earnings (loss) per common share	7,261,581	6,343,513	4,717,487

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Comprehensive Income (Loss). Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items along with net earnings (loss), are components of comprehensive income (loss). The components of other comprehensive income and related tax effects are as follows (in thousands):

	Before	Tax	After
	Tax	Effect	Tax
Year Ended December 31, 2003:
Unrealized holding loss	$(2,821)	(977)	(1,844)
Reclassification adjustment for gains included in net earnings	(403)	(152)	(251)

	$(3,224)	(1,129)	(2,095)

Year Ended December 31, 2002:
Unrealized holding gains	1,459	515	944
Reclassification adjustment for gains included in net earnings	(120)	(45)	(75)

	$1,339	470	869

Year Ended December 31, 2001:
Unrealized holding gains	341	123	218
Reclassification adjustment for gains included in net loss	(642)	(228)	(414)

	$(301)	(105)	(196)

Reclassifications. Certain reclassifications have been made to prior period balances in order to conform to the current year presentation.

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Recent Pronouncements. In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material affect on the Company’s consolidated financial statements.

In January 2003, the FASB issued (Revised in December 2003) FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) which addresses consolidation by business enterprises of variable interest entities. FIN 46 applies to variable interest entities created after January 31, 2003. The Company has no variable interest entities, therefore FIN 46 had no effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this Statement had no effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement had no effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement had no effect on the Company’s consolidated financial statements.

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2) Securities

Securities have been classified according to management’s intent. The carrying amount of securities and their approximate fair value are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2003:
Available for Sale:
U.S. government agency securities	$44,928	—	(853)	44,075
Mortgage-backed securities	59,199	—	(919)	58,280
Municipal bonds	6,780	22	—	6,802

Total	$110,907	22	(1,772)	109,157

Held to Maturity -
Mortgage-backed security	$3,272	—	(7)	3,265

December 31, 2002:
Available for Sale:
U.S. government agency securities	30,629	632	—	31,261
Mortgage-backed securities	57,324	833	—	58,157
Municipal bonds	250	9	—	259

Total	$88,203	1,474	—	89,677

Held to Maturity -
Mortgage-backed security	$3,452	—	—	3,452

The following summarizes sales of securities available for sale (in thousands):

	Year Ended December 31,
	2003	2002	2001
Proceeds from sales	$32,777	23,247	17,032

Gross gains	410	120	644
Gross losses	(7)	—	(2)

Net gain	$403	120	642

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2) Securities, Continued

The scheduled maturities of securities at December 31, 2003 are as follows (in thousands):

	Available for Sale		Held to Maturity
	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value
Due in less than one year	$1,000	1,006	—	—
Due from one to five years	9,291	9,477	—	—
Due from five to ten years	24,431	23,863	—	—
Due more than ten years	16,986	16,531	—	—
Mortgaged-backed securities	59,199	58,280	3,272	3,265

	$110,907	109,157	3,272	3,265

At December 31, 2003 and 2002, the Company had pledged securities with carrying values of approximately $3.7 million and $3.3 million, respectively, for public deposits and approximately $2.9 million and $3.6 million, respectively, had been pledged as collateral for borrowings under customer repurchase agreements. In addition, the Company had pledged securities with carrying values of approximately $31.9 million as collateral for advances from Federal Home Loan Bank at December 31, 2003.

(3) Loans

The components of loans were as follows (in thousands):

	At December 31,
	2003	2002
Commercial real estate	$269,165	208,622
Construction	241,828	121,153
Commercial	127,914	117,586
Residential real estate	72,252	49,029
Consumer and other	19,356	12,437

Total loans	730,515	508,827

Less:
Allowance for loan losses	(8,883)	(6,262)
Net deferred loan fees and other discounts	(2,663)	(2,298)

Loans, net	$718,969	500,267

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

The following is a summary of the activity in the allowance for loan losses (in thousands):

	Year Ended December 31,
	2003	2002	2001
Allowance, at beginning of year	$6,262	4,457	1,795
Provision for loan losses	3,206	2,405	2,351
Charge-offs, net	(635)	(600)	(226)
Allowance acquired	50	—	537

Allowance, at end of year	$8,883	6,262	4,457

The following summarizes the amounts of impaired loans, all of which are collateral dependent (in thousands):

	At December 31,
	2003	2002
Loans identified as impaired:
Gross loans with no related allowance for losses	$—	—
Gross loans with related allowance for losses recorded	900	900
Less: Allowances on these loans	(45)	(45)

	$855	855

The average net investment in impaired loans and interest income recognized and received on impaired loans was as follows (in thousands):

	Year Ended December 31,
	2003	2002	2002
Average net investment in impaired loans	$855	1,610	2,384

Interest income recognized on impaired loans	$—	—	80

Interest income received on impaired loans	$—	—	80

Nonaccrual and past due loans were as follows (in thousands):

	At December 31,
	2003	2002
Nonaccrual loans	$1,737	3,154
Past due ninety days or more, but still accruing	133	126

	$1,870	3,280

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4) Premises and Equipment

Premises and equipment were as follows (in thousands):

	At December 31,
	2003	2002
Land	$6,383	4,193
Buildings	9,765	9,277
Leasehold improvements	2,940	2,669
Furniture and equipment	6,392	5,337

Total, at cost	25,480	21,476
Less accumulated depreciation and amortization	(4,513)	(2,624)

Premises and equipment, net	$20,967	18,852

The Company purchased land in West Palm Beach and intends to begin construction of a new branch facility during 2004. The Company expects to expend approximately $1.8 million in construction and equipment costs.

The Company leases certain office facilities under operating leases. Some of the leases contain escalation clauses and expense pass-throughs and have renewal options ranging from 5 to 15 years. Rent expense under operating leases for the years ended December 31, 2003, 2002 and 2001 was approximately $1,024,000, $855,000 and $606,000, respectively. Future minimum rental commitments under noncancelable leases are approximately as follows (in thousands):

Year Ending December 31:	Amount
2004	$1,339
2005	1,373
2006	1,305
2007	1,199
2008	857
Thereafter	1,801

$7,874

(5) Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000, were approximately $157.0 million and $124.7 million at December 31, 2003 and 2002, respectively.

At December 31, 2003, the scheduled maturities of time deposits were as follows (in thousands):

Year Ending December 31,	Amount
2004	$162,405
2005	100,360
2006	27,979
2007	1,404
2008	867

$293,015

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6) Other Borrowings

The Company enters into repurchase agreements with customers. These agreements require the Company to pledge securities as collateral for borrowings under these agreements. At December 31, 2003 and 2002, the outstanding balance of such borrowings totaled approximately $1.9 million and $1.4 million and the Company pledged securities with carrying values of approximately $2.9 million and $3.6 million, respectively, as collateral for these agreements. At December 31, 2003, other borrowings also include federal funds purchased totaling $6.0 million.

(7) Advances from Federal Home Loan Bank

Advances from the Federal Home Loan Bank (“FHLB”) were as follows ($ in thousands):

	At December 31,
Interest
Rate	2003	2002
2.66%	$21,667	—
2.26%	8,833	—

	$30,500	—

These advances require monthly interest payments and have required principal payments as follows (in thousands):

Year Ending
December 31,	Amount
2004	$7,000
2005	7,000
2006	7,000
2007	7,000
2008	2,500

$30,500

At December 31, 2003, pursuant to the collateral agreement with the FHLB, advances are collateralized by the Company’s FHLB stock and securities available for sale with a carrying value of approximately $31.9 million.

(8) Subordinated Debentures

During 2003, the Company issued $13.0 million of uncollateralized subordinated debentures. The subordinated debentures bear interest at prime rate subject to a minimum rate of 5% and a maximum rate of 12%. Interest is payable semi-annually and principal is due in 2011.

(9) Benefit Agreements

The Company has entered into Salary Continuation Agreements (the “Agreements”) with certain officers which require the Company to provide salary continuation benefits to these officers upon retirement. The Agreements require the Company to pay annual benefits for up to twenty years following their normal retirement ages. The Company has purchased life insurance policies on these officers which although not formerly linked, have future cash values that exceed the estimated future benefits. The Company recognized expenses of approximately $160,000, $116,000 and $61,000 during the years ended December 31, 2003, 2002 and 2001, respectively and has accrued liabilities of approximately $440,000 and $280,000 at December 31, 2003 and 2002, respectively, relating to these Agreements.

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10) Financial Instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, standby letters of credit, undisbursed loans in process and unused lines of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

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

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2003		At December 31, 2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$30,395	30,395	35,723	35,723
Securities available for sale	109,157	109,157	89,677	89,677
Securities held to maturity	3,272	3,265	3,452	3,452
Federal Home Loan Bank stock	1,934	1,934	212	212
Loans	718,969	729,433	500,267	504,244
Accrued interest receivable	3,026	3,026	2,806	2,806
Financial liabilities:
Deposit liabilities	771,679	784,205	593,417	601,921
Advances from Federal Home Loan Bank	30,500	30,686	—	—
Subordinated debentures	13,000	13,000	—	—
Other borrowings	7,923	7,923	1,423	1,423

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10) Financial Instruments, Continued

Commitments to extend credit, standby letters of credit, undisbursed loans in process and unused lines of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at December 31, 2003, follows (in thousands):

			Estimated
	Contract	Carrying	Fair
	Amount	Amount	Value
Commitments to extend credit	$72,716	—	—

Standby letters of credit	$7,164	—	—

Undisbursed loans in process	$155,876	—	—

Unused lines of credit	$13,443	—	—

(11) Credit Risk

The Company grants real estate, commercial and consumer loans to customers primarily in the State of Florida with the majority of such loans in Orange, Seminole, Broward, Palm Beach, Collier, Volusia and Lee Counties. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy of these counties.

(12) Income Taxes

Allocation of Federal and state income taxes between current and deferred portions is as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$4,046	1,652	501
State	440	283	85

Total current	4,486	1,935	586

Deferred:
Federal	(944)	(562)	(752)
State	(162)	(96)	(129)

Total deferred	(1,106)	(658)	(881)

	$3,380	1,277	(295)

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12) Income Taxes, Continued

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows ($ in thousands):

	Year Ended December 31,
	2003		2002		2001
		% of		% of		% of
	Amount	Earnings	Amount	Earnings	Amount	Loss
Income taxes (benefit) at statutory rate	$3,230	34.0%	$1,183	34.0%	$(297)	(34.0)%
Increase (decrease) resulting from:
State income taxes, net of tax credits and Federal benefit	183	1.9	123	3.5	(29)	(3.3)
Other	(33)	(.3)	(29)	(.8)	31	3.7

Income taxes (benefit)	$3,380	35.6%	$1,277	36.7%	$(295)	(33.6)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	At December 31,
	2003	2002
Deferred tax assets:
Allowance for loan losses	$3,144	2,118
Start up and organizational costs	179	267
Deferred compensation	165	105
Purchase accounting adjustments	4	16
Unrealized loss on securities available for sale	612	—
Other	51	62

Gross deferred tax assets	4,155	2,568

Deferred tax liabilities:
Accrual to cash conversion	(114)	(229)
Depreciation	(382)	(398)
Unrealized gain on securities available for sale	—	(517)

Gross deferred tax liabilities	(496)	(1,144)

Net deferred tax asset	$3,659	1,424

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13) Related Party Transactions

In the ordinary course of business, the Company has made loans, at terms and rates prevailing at the time, to the Company’s principal officers, directors and their affiliates. The following summarizes these loans to related parties (in thousands):

	Year Ended December 31,
	2003	2002	2001
Outstanding balance, beginning of the year	$31,239	11,139	7,026
Loans funded	4,622	23,432	5,217
Principal repayments	(18,243)	(3,332)	(1,104)

Outstanding balance, end of year	$17,618	31,239	11,139

The following summarizes the Company’s other related party transactions (in thousands):

	At or For the Year Ended December 31,
	2003	2002	2001
Funds on deposit with the Company	$15,013	8,194	23,738

Rent expense on branch facilities leased from related parties	$295	270	129

Insurance premiums paid to a related party insurance agent	$189	190	331

Insurance commission and referral fee income from related parties	$206	112	98

Legal expenses paid to a related party	$101	101	87

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14) Stock Option Plans

In March 2001, the Company adopted the 2001 Equity Incentive Plan (the “2001 Plan”). Under the 2001 Plan, the Company is authorized to issue up to 2,000,000 shares of its common stock to employees and directors pursuant to stock options and restricted stock grants. Vesting periods will be determined as awards are granted. At December 31, 2003, there were 1,414,560 shares available to be issued in connection with future awards under the 2001 Plan.

In 1999, the Company adopted an employee incentive stock option plan (the “1999 Plan”). Under the 1999 Plan, the total number of shares which may be issued is 212,000. The option price shall not be less than the greater of the par value of the common stock or the fair market value at the date of grant and the options vest ratably over a five year period. At December 31, 2003, no options remained available for future grants under the 1999 Plan.

In 1999, the Company adopted a directors’ nonstatutory stock option plan (the “Director Plan”). Under the Director Plan, the total number of shares which may be issued is 140,000. The option price shall not be less than the greater of the par value of the common stock or the fair market value at the date of grant and all options are immediately exercisable when granted. At December 31, 2003, no options remained available for future grants under the Director Plan.

In connection with the acquisition of Peninsula discussed in Note 20, the Company assumed options to purchase 135,125 shares of common stock, of which 133,000 options were still outstanding at December 31, 2003.

A summary of stock option transactions follows ($ in thousands, except per share amounts):

		Range
	Number	of Per	Weighted-
	of Shares	Share	Average	Aggregate
	Subject	Option	Per Share	Option
	to Options	Price	Price	Price
Balance at December 31, 2000	340,000	$7.50	7.50	2,550

Granted	530,090	7.50-8.475	8.07	4,280
Assumed in connection with Peninsula merger	135,125	8.00-8.80	8.33	1,125
Forfeited	(15,000)	7.50	7.50	(112)

Balance at December 31, 2001	990,215	7.50-8.80	7.92	7,843

Granted	81,500	10.50	10.50	856
Forfeited	(26,000)	7.50-8.25	8.08	(210)

Balance at December 31, 2002	1,045,715	7.50-10.50	8.12	8,489

Granted	28,000	10.50-14.00	13.25	371
Forfeited	(3,275)	8.80-10.50	9.53	(31)

Balance at December 31, 2003	1,070,440	$7.50-14.00	8.25	8,829

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14) Stock Option Plans, Continued

All options granted under stock option plans have ten year lives. The weighted-average remaining contractual life of options outstanding at December 31, 2003, 2002 and 2001 was 6.7 years, 7.9 years and 8.6 years, respectively.

The options are exercisable as follows:

	Number of	Weighted-Average
Year Ending December 31,	Shares	Exercise Price
Currently exercisable	718,218	$7.95
2004	189,871	8.58
2005	78,538	9.25
2006	52,813	8.84
2007	16,900	9.64
2008	14,100	9.39

	1,070,440	$8.25

(15) Profit Sharing Plan

The Company has a 401(k) profit sharing plan (the “401(k) Plan”) which is available to all employees electing to participate after meeting certain length-of-service requirements. The Company’s annual matching contributions to the 401(k) Plan may be made in the form of the Company’s common stock or as directed by each participant and are discretionary. The Company’s expense in connection with the 401(k) Plan was $204,000, $128,000 and $45,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

One of the investment choices available under the 401(k) Plan allows for participants to purchase the Company’s common stock. Participants electing to purchase stock defer salary each pay period and the Company issues shares after the end of the fiscal year. The total number of common shares allocated to the 401(k) Plan is 150,000, of which 41,612 were available for future issuances at December 31, 2003.

(16) Employee Stock Purchase Plan

The Company has a Employee Stock Purchase Plan (the “Stock Purchase Plan”) under which employees can elect to purchase the Company’s common stock through payroll deductions. Employees defer salary each pay period and the Company issues shares after the end of the fiscal year. The total number of common shares allocated to the Stock Purchase Plan is 100,000, of which 57,378 were available for future issuances at December 31, 2003.

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17) Regulatory Matters

Banking regulations place certain restrictions on dividends and loans or advances made by the Banks to the Holding Company.

Each Bank is limited in the amount of cash dividends that may be paid. The amount of cash dividends that may be paid is based on the Banks net earnings of the current year combined with the Banks retained earnings of the preceding two years, as defined by state banking regulations. However, for any dividend declaration, the Company must consider additional factors such as the amount of current period net earnings, liquidity, asset quality, capital adequacy and economic conditions. It is likely that these factors would further limit the amount of dividends which the Banks could declare. In addition, bank regulators have the authority to prohibit banks from paying dividends if they deem such payment to be an unsafe or unsound practice.

The Company and the Banks are subject to various regulatory capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and the Company’s consolidated financial statements. Under capital adequacy guidelines, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Under the regulatory framework for prompt and corrective action the Banks must also meet specific capital guidelines. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, the Company and the Banks met all capital adequacy requirements to which they were subject.

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17) Regulatory Matters, Continued

As of December 31, 2003, the most recent notification from the regulatory authorities categorized the Banks as either well or adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Banks’ categories. The Company’s and the Banks’ actual capital amounts and percentages are also presented in the table ($ in thousands).

					Minimum
					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2003:
Total Capital to Risk- Weighted assets:
Consolidated	$89,891	10.5%	$68,324	8.0%	N/A	10.0%
Southern Community Bank of Central Florida	59,194	10.4	45,510	8.0	$56,887	10.0
Southern Community Bank of Southwest Florida	16,713	10.6	12,576	8.0	15,720	10.0
Southern Community Bank of South Florida	13,057	10.1	10,349	8.0	12,936	10.0

Tier I Capital to Risk-Weighted Assets:
Consolidated	68,009	8.0	34,162	4.0	N/A	6.0
Southern Community Bank of Central Florida	40,446	7.1	22,755	4.0	34,132	6.0
Southern Community Bank of Southwest Florida	15,047	9.6	6,288	4.0	9,432	6.0
Southern Community Bank of South Florida	11,589	9.0	5,174	4.0	7,762	6.0

Tier I Capital to Total Assets:
Consolidated	68,009	7.7	35,235	4.0	N/A	5.0
Southern Community Bank of Central Florida	40,446	6.7	24,053	4.0	30,066	5.0
Southern Community Bank of Southwest Florida	15,047	10.1	5,977	4.0	7,471	5.0
Southern Community Bank of South Florida	11,589	8.7	5,313	4.0	6,642	5.0

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17) Regulatory Matters, Continued

					Minimum
					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2002:
Total Capital to Risk- Weighted assets:
Consolidated	$62,434	10.6%	$46,949	8.0%	N/A	10.0%
Southern Community Bank of Central Florida	26,800	8.6	24,937	8.0	$31,171	10.0
Southern Community Bank of Southwest Florida	10,215	9.5	8,589	8.0	10,736	10.0
Southern Community Bank, Atlantic	10,192	10.3	7,905	8.0	9,881	10.0
Southern Community Bank of South Florida	11,859	17.1	5,563	8.0	6,954	10.0

Tier I Capital to Risk-Weighted Assets:
Consolidated	56,172	9.6	23,475	4.0	N/A	6.0
Southern Community Bank of Central Florida	23,361	7.5	12,468	4.0	18,703	6.0
Southern Community Bank of Southwest Florida	9,120	8.5	4,295	4.0	6,442	6.0
Southern Community Bank, Atlantic	9,239	9.4	3,952	4.0	5,929	6.0
Southern Community Bank of South Florida	11,085	15.9	2,782	4.0	4,173	6.0

Tier I Capital to Total Assets:
Consolidated	56,172	8.7	25,796	4.0	N/A	5.0
Southern Community Bank of Central Florida	23,361	6.7	13,968	4.0	17,460	5.0
Southern Community Bank of Southwest Florida	9,120	8.3	4,419	4.0	5,523	5.0
Southern Community Bank, Atlantic	9,239	9.6	3,869	4.0	4,836	5.0
Southern Community Bank of South Florida	11,085	12.3	3,614	4.0	4,517	5.0

(18) Legal Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(19) Holding Company Financial Information

The Holding Company’s financial information follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2003	2002
Assets

Cash	$260	1,961
Premises and equipment, net	158	141
Other assets	249	428
Investment in subsidiaries	67,200	55,656

Total assets	$67,867	58,186

Liabilities and Stockholders’ Equity

Other liabilities	26	87
Stockholders’ equity	67,841	58,099

Total liabilities and stockholders’ equity	$67,867	58,186

Condensed Statements of Operations

	Year Ended December 31,
	2003	2002	2001
Interest income	$44	54	1
Gain on sale of charter	1,000	—	—
Management fees	118	1,105	—

Total income	1,162	1,159	1

Salaries and employee benefits	856	718	215
Preopening expenses	—	133	133
Other expenses	1,047	443	171

Total expenses	1,903	1,294	519

Loss before income tax benefit and earnings (loss) of subsidiaries	(741)	(135)	(518)

Income tax benefit	(423)	(50)	(195)

Loss before earnings (loss) of subsidiaries	(318)	(85)	(323)
Earnings (loss) of subsidiaries	6,439	2,286	(257)

Net earnings (loss)	$6,121	2,201	(580)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(19) Holding Company Financial Information, Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$6,121	2,201	(580)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	77	18	—
Common stock issued as compensation	222	143	11
Equity in undistributed (earnings) loss of subsidiaries	(6,439)	(2,286)	257
Decrease (increase) in other assets	140	(223)	(106)
(Decrease) increase in other liabilities	(22)	(86)	134

Net cash provided by (used in) operating activities	99	(233)	(284)

Cash flows from investing activities:
Purchases of premises and equipment	(94)	(159)	—
Investment in subsidiaries	(7,200)	(12,085)	(4,574)

Net cash used in investing activities	(7,294)	(12,244)	(4,574)

Cash flows from financing activity-
Proceeds from sales of common stock, net	5,494	12,538	6,467

Net (decrease) increase in cash and cash equivalents	(1,701)	61	1,609
Cash at beginning of the year	1,961	1,900	291

Cash at end of year	$260	1,961	1,900

Noncash transactions:
Change in investment in subsidiaries due to change in accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of income tax	$(2,095)	869	(196)

Common stock issued in connection with acquisition of Peninsula Bancorp, Inc.	$—	—	10,295

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(20) Acquisitions

On April 30, 2001, the Holding Company acquired Peninsula Bancorp, Inc. (“Peninsula”). The Holding Company issued 623,913 shares of common stock in exchange for all of the outstanding shares of Peninsula. Peninsula was the parent company of Peninsula Bank of Central Florida (“Peninsula Bank”), a state bank with three offices in Volusia County, Florida. The Holding Company accounted for this transaction using the purchase method of accounting. The excess purchase price over fair market value of the net assets acquired of $1.0 million was allocated to goodwill. The consolidated financial statements include the results of Peninsula from the date of acquisition. The unaudited proforma results below assume the acquisition occurred at the beginning of the year ended December 31, 2001 (in thousands, except per share amounts).

Year Ended
December 31,
2001
Interest income:
Net interest income	$10,642

Net loss	$(628)

Loss per share:
Basic	$(.13)

Diluted	$(.13)

In management’s opinion, the unaudited proforma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 2001 or of future operations of the combined entities under the ownership and management of the Company.

On December 1, 2003, the Company purchased a branch of Harris Bank, N.A located in Fort Myers, Florida. The Company paid approximately $449,000 in cash and assumed $4.9 million in deposits to acquire $4.0 million in loans and $1.3 million in premises and equipment related to this office. This transaction resulted in a core deposit intangible asset of $89,000. This intangible asset, which is included in other assets in the accompanying consolidated balance sheets, is being amortized over three years.

(21) Stock Dividend

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

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(22) Selected Quarterly Results (Unaudited)

The following table presents summarized quarterly data (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Year Ended December 31, 2003:
Interest income	$9,762	10,756	11,493	12,251	44,262
Interest expense	3,908	4,292	4,555	4,719	17,474

Net interest income	5,854	6,464	6,938	7,532	26,788

Provision for loan losses	745	975	1,026	460	3,206

Net interest income after provision for loan losses	5,109	5,489	5,912	7,072	23,582

Noninterest income	750	1,178	2,049	844	4,821
Noninterest expenses	(4,252)	(4,665)	(4,538)	(5,447)	(18,902)

Earnings before income taxes	1,607	2,002	3,423	2,469	9,501

Income taxes	603	753	1,276	748	3,380

Net earnings	$1,004	1,249	2,147	1,721	6,121

Earnings per share:
Basic	$.15	.18	.30	.25	.88

Diluted	$.14	.17	.29	.24	.84

Year Ended December 31, 2002:
Interest income	$7,235	8,103	9,106	9,026	33,470
Interest expense	3,405	3,573	3,952	4,142	15,072

Net interest income	3,830	4,530	5,154	4,884	18,398

Provision for loan losses	405	441	1,106	453	2,405

Net interest income after provision for loan losses	3,425	4,089	4,048	4,431	15,993

Noninterest income	533	701	509	854	2,597
Noninterest expenses	(3,534)	(3,609)	(3,840)	(4,129)	(15,112)

Earnings before income taxes	424	1,181	717	1,156	3,478

Income taxes	157	431	262	427	1,277

Net earnings	$267	750	455	729	2,201
Earnings per share:
Basic	$.05	.13	.07	.11	.36

Diluted	$.05	.13	.07	.10	.35

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(22) Selected Quarterly Results (Unaudited), Continued

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Year Ended December 31, 2001:
Interest income	$4,844	5,867	6,790	6,931	24,432
Interest expense	2,725	3,486	3,976	4,185	14,372

Net interest income	2,119	2,381	2,814	2,746	10,060
Provision for loan losses	484	661	409	797	2,351

Net interest income after provision for loan losses	1,635	1,720	2,405	1,949	7,709
Noninterest income	570	345	356	583	1,854
Noninterest expenses	(1,716)	(2,375)	(2,827)	(3,520)	(10,438)

Earnings (loss) before income taxes (benefit)	489	(310)	(66)	(988)	(875)
Income taxes (benefit)	183	(118)	(19)	(341)	(295)

Net earnings (loss)	$306	(192)	(47)	(647)	(580)

Earnings (loss) per share:
Basic	$.09	(.05)	(.01)	(.15)	(.12)

Diluted	$.09	(.05)	(.01)	(.15)	(.12)

(23) Definitive Agreement

On March 19, 2004, the Company entered into a definitive agreement with First National Bankshares of Florida, Inc. (“First National”) to sell all of the Company’s common stock to First National. The transaction is expected to be consummated in the third quarter of 2004 subject to regulatory and stockholder approvals.

Independent Auditors’ Report on Supplementary Information

Southern Community Bancorp
Orlando, Florida

     We have audited the accompanying consolidated financial statements of Southern Community Bancorp and Subsidiaries at and for the year ended December 31, 2003, and have issued our report thereon dated January 14, 2004, except for Note 23, as to which the date is March 19, 2004. Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidating information in the accompanying schedules is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position and results of operations of the individual companies. The consolidating information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

HACKER, JOHNSON & SMITH PA
Orlando, Florida
January 14, 2004

Schedule

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Consolidating Balance Sheet
December 31, 2003
(In thousands)

		Southern	Southern	Southern
		Community	Community	Community
	Southern	Bank	Bank of	Bank of
	Community	of Central	Southwest	South		Connsolidated
	Bancorp	Florida	Florida	Florida	Eliminations	Total
Assets
Cash and cash equivalents	$260	22,103	6,875	9,316	8,159	30,395
Securities available for sale	—	84,049	14,018	11,090	—	109,157
Securities held to maturity	—	3,272	—	—	—	3,272
Loans, net	—	472,685	131,074	115,210	—	718,969
Accrued interest receivable	—	2,017	529	480	—	3,026
Federal Home Loan Bank stock	—	1,729	205	—	—	1,934
Premises and equipment, net	158	11,478	6,833	2,498	—	20,967
Foreclosed assets, net	—	1,066	—	—	—	1,066
Investment in subsidiaries	67,200	—	—	—	67,200	—
Bank-owned life insurance	—	3,444	797	948	—	5,189
Deferred income tax asset	65	2,364	754	476	—	3,659
Other assets	184	245	130	85	—	644
Goodwill	—	971	—	—	—	971

Total	$67,867	605,423	161,215	140,103	75,359	899,249

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	—	508,067	138,576	125,195	159	771,679
Official checks	—	2,945	1,314	713	—	4,972
Other borrowings	—	7,923	6,000	2,000	8,000	7,923
Advances from Federal Home Loan Bank	—	30,500	—	—	—	30,500
Subordinated debentures	—	13,000	—	—	—	13,000
Other liabilities	26	2,447	534	327	—	3,334

Total liabilities	26	564,882	146,424	128,235	8,159	831,408

Stockholders’ equity:
Common stock	7,125	6,633	5,000	5,000	16,633	7,125
Additional paid-in capital	54,938	23,127	8,800	7,685	39,612	54,938
Retained earnings (accumulated deficit).	6,916	11,656	1,246	(809)	12,093	6,916
Accumulated other comprehensive income (loss)	(1,138)	(875)	(255)	(8)	(1,138)	(1,138)

Total stockholders’ equity	67,841	40,541	14,791	11,868	67,200	67,841

Total	$67,867	605,423	161,215	140,103	75,359	899,249

(continued)

Schedule

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Consolidating Statement of Earnings
Year Ended December 31, 2003
(In thousands)

		Southern	Southern	Southern
		Community	Community	Community
	Southern	Bank	Bank of	Bank of
	Community	of Central	Southwest	South		Consolidated
	Bancorp	Florida	Florida	Florida	Eliminations	Total
Interest income:
Loans	$—	26,981	7,116	6,216	—	40,313
Securities	—	3,068	481	194	—	3,743
Other	44	160	63	32	93	206

Total interest income	44	30,209	7,660	6,442	93	44,262

Interest expense:
Deposits	—	10,464	3,069	3,066	43	16,556
Borrowings	—	918	15	35	50	918

Total interest expense	—	11,382	3,084	3,101	93	17,474

Net interest income	44	18,827	4,576	3,341	—	26,788
Provision for loan losses	—	1,991	521	694	—	3,206

Net interest income after provision for loan losses	44	16,836	4,055	2,647	—	23,582

Noninterest income:
Service charges on deposit accounts	—	671	110	30	—	811
Other fees	—	929	269	168	—	1,366
Gain on sale of securities available for sale	—	283	120	—	—	403
Earnings of subsidiaries	6,440	—	—	—	6,440	—
Gain on sale of charter	1,000	—	—	—	—	1,000
Earnings on bank-owned life insurance	—	152	35	48	—	235
Other income	118	838	95	73	118	1,006

Total noninterest income	7,558	2,873	629	319	6,558	4,821

Noninterest expenses:
Salaries and employee benefits	855	5,551	1,560	1,766	—	9,732
Occupancy expense	205	2,409	569	546	—	3,729
Data processing	12	861	208	144	—	1,225
Printing and office supplies	37	209	44	89	—	379
Marketing and advertising	—	355	74	69	—	498
Professional fees	361	398	90	64	—	913
Telephone	15	441	66	92	—	614
Other expense	419	653	436	422	118	1,812

Total noninterest expenses	1,904	10,877	3,047	3,192	118	18,902

Earnings (loss) before income taxes	5,698	8,832	1,637	(226)	6,440	9,501
Income taxes (benefit)	(423)	3,281	605	(83)	—	3,380

Net earnings (loss)	$6,121	5,551	1,032	(143)	6,440	6,121