Form 10-Q
period 2004-03-31
SOUTHERN COMMUNITY BANCORP
filed 2004-05-14
CIK 1110544

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission File No. 000-49780

SOUTHERN COMMUNITY BANCORP

(Exact Name of Registrant as Specified in its Charter)

Florida	59-3619325

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

250 North Orange Avenue, Orlando, Florida 32801

(Address of Principal Executive Offices)

(407) 648-1844

(Registrant’s telephone number, including area code)

     Indicate by check number whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes   ☒   No    ☐

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes   ☐   No    ☒

     As of April 21, 2004, the issuer had 7,215,561 outstanding shares of common stock, par value $1.00 per share.

SOUTHERN COMMUNITY BANCORP
FORM 10-Q
March 31, 2004

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)
($ in thousands, except per share amounts)

	At March 31,
	2004	2003
Assets
Cash and due from banks	$11,541	20,428
Interest-bearing deposits and federal funds sold	65,395	17,414

Cash and cash equivalents	76,936	37,842
Securities available for sale	117,524	84,616
Security held to maturity	2,957	3,439
Loans, net of allowance for loan losses of $9,764 in 2004 and $6,886 in 2003	787,734	551,050
Accrued interest receivable	3,368	3,153
Federal Home Loan Bank stock, at cost	1,642	522
Premises and equipment, net	20,935	18,484
Deferred income tax asset	2,990	1,504
Bank owned life insurance	6,751	5,016
Goodwill	971	971
Foreclosed assets, net	863	207
Other assets	573	402

Total assets	$1,023,244	707,206

Liabilities and Stockholders’ Equity
Liabilities:
Non-interest-bearing demand deposits	88,945	66,525
Money-market deposits	191,519	128,512
Savings and NOW deposits	293,592	179,041
Time deposits	319,034	263,581

Total deposits	893,090	637,659
Other borrowings	48,919	1,661
Official checks	5,819	6,019
Other liabilities	3,850	2,527

Total liabilities	951,678	647,866

Stockholders’ equity:
Common stock, $1.00 par value, 10,000,000 shares authorized, 7,215,561 and 6,729,814 shares issued and outstanding in 2004 and 2003	7,216	6,730
Additional paid-in capital	55,845	50,003
Retained earnings	8,337	1,799
Accumulated other comprehensive income	168	808

Total stockholders’ equity	71,566	59,340

Total liabilities and stockholders’ equity	$1,023,244	707,206

See Accompanying Notes to Condensed Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
($ in thousands, except per share amounts)

At
December 31,
2003
Assets
Cash and due from banks	$15,103
Interest-bearing deposits and federal funds sold	15,292

Cash and cash equivalents	30,395
Securities available for sale	109,157
Security held to maturity	3,272
Loans, net of allowance for loan losses of $8,883	718,969
Accrued interest receivable	3,026
Federal Home Loan Bank stock, at cost	1,934
Premises and equipment, net	20,967
Deferred income tax asset	3,659
Bank owned life insurance	5,189
Goodwill	971
Foreclosed assets, net	1,066
Other assets	644

Total assets	$899,249

Liabilities and Stockholders’ Equity
Liabilities:
Non-interest-bearing demand deposits	76,123
Money-market deposits	117,586
Savings and NOW deposits	284,955
Time deposits	293,015

Total deposits	771,679
Other borrowings	51,423
Official checks	4,972
Other liabilities	3,334

Total liabilities	831,408

Stockholders’ equity:
Common stock, $1.00 par value, 10,000,000 shares authorized, 7,124,944 shares issued and outstanding	7,125
Additional paid-in capital	54,938
Retained earnings	6,916
Accumulated other comprehensive income (loss)	(1,138)

Total stockholders’ equity	67,841

Total liabilities and stockholders’ equity	$899,249

See Accompanying Notes to Condensed Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2004	2003
Interest income:
Loans	$11,817	8,935
Securities	1,113	794
Other	73	33

Total interest income	13,003	9,762

Interest expense:
Deposits	4,415	3,900
Other borrowings	375	8

Total interest expense	4,790	3,908

Net interest income	8,213	5,854
Provision for loan losses	966	745

Net interest income after provision for loan losses	7,247	5,109

Noninterest income:
Service charges on deposit accounts	186	195
Other fees	251	263
Earnings on bank-owned life insurance	62	62
Gain on sale of securities available for sale	62	—
Other income	174	230

Total noninterest income	735	750

Noninterest expense:
Salaries and employee benefits	3,192	2,329
Occupancy expense	1,101	844
Data processing	333	298
Printing and office supplies	114	82
Marketing and advertising	177	122
Professional fees	224	147
Other expense	651	430

Total noninterest expense	5,792	4,252

Earnings before income taxes	2,190	1,607
Income taxes	769	603

Net earnings	$1,421	1,004

Basic earnings per share	$.20	.15

Diluted earnings per share	$.19	.14

Dividends per share	$—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2004	2003
Net earnings	$1,421	1,004
Net change in unrealized gain (loss) on securities available for sale, net of tax	1,306	(149)

Comprehensive income	$2,727	855

See Accompanying Notes to Condensed Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$1,421	1,004
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	966	745
Depreciation and amortization	482	403
Deferred income taxes	(34)	—
Gain on sale of securities available for sale	(62)	—
Net amortization of premiums and discounts on securities	119	323
Net amortization of deferred loan fees and costs	(469)	(232)
Common stock issued as compensation	449	222
Earnings on bank-owned life insurance	(62)	(62)
Net increase in accrued interest receivable	(342)	(347)
Net decrease (increase) in other assets	71	(256)
Net increase in official checks	847	2,232
Net increase in other liabilities	565	467

Net cash provided by operating activities	3,951	4,499

Cash flows from investing activities:
Maturities, calls and repayments of securities available for sale	9,289	9,167
Repayments of security held to maturity	310	12
Purchases of securities available for sale	(17,761)	(4,657)
Proceeds from sale of securities available for sale	2,062	—
Net increase in loans	(69,516)	(51,296)
Redemption (purchase) of Federal Home Loan Bank stock	292	(310)
Purchases of premises and equipment	(450)	(195)
Net proceeds from sales of foreclosed assets	457	95
Purchase of bank owned life insurance	(1,500)	—
Net proceeds from sale of premises and equipment	—	160

Net cash used in investing activities	(76,817)	(47,024)

Cash flows from financing activities:
Net increase in deposits	121,411	44,242
Net (decrease) increase in other borrowings	(2,504)	238
Proceeds from issuance of common stock, net	500	164

Net cash provided by financing activities	119,407	44,644

Net increase in cash and cash equivalents	46,541	2,119
Cash and cash equivalents at beginning of period	30,395	35,723

Cash and cash equivalents at end of period	$76,936	37,842

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
(In thousands)

	Three months Ended
	March 31,
	2004	2003
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,605	3,982

Income taxes	$450	240

Noncash financing and investing activities:
Change in accumulated other comprehensive income, net change in unrealized (gain) loss on securities available for sale, net of taxes	$1,306	(149)

Transfer of loans to foreclosed assets	$254	—

Tax benefit from exercise of stock options	$49	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2004
($ in thousands)

	Common Stock		Additional		Accumulated Other Compre- hensive	Total
			Paid-In	Retained	Income	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2003	7,124,944	$7,125	54,938	6,916	(1,138)	67,841

Net earnings (unaudited)	—	—	—	1,421	—	1,421

Net change in unrealized gain (loss) on securities available for sale, net of taxes of $703 (unaudited)	—	—	—	—	1,306	1,306

Common stock issued as compensation (unaudited)	38,637	39	410	—	—	449

Sale of common stock in connection with Employee Stock Purchase Plan (unaudited)	27,980	28	266	—	—	294

Proceeds from exercise of stock options (unaudited)	20,000	20	130	—	—	150

Tax benefit from exercise of stock options (unaudited)	—	—	49	—	—	49

Sale of common stock (unaudited)	4,000	4	52	—	—	56

Balance at March 31, 2004 (unaudited)	7,215,561	$7,216	55,845	8,337	168	71,566

See Accompanying Notes to Condensed Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

     1. General. In the opinion of the management of Southern Community Bancorp and its subsidiaries (the “Company” or “Southern”), the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2004 and 2003, and the results of operations and cash flows for the three-month periods then ended. The results of operations and other data for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

     Southern Community Bancorp (the “Holding Company”) owns all of the outstanding common stock of Southern Community Bank of Central Florida (the “Orlando Bank”), Southern Community Bank of Southwest Florida (the “Bonita Springs Bank”), and Southern Community Bank of South Florida (the “South Florida Bank”) (collectively, the “Banks”). The Banks are Florida chartered commercial banks and their deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) through the Bank Insurance Fund. Prior to October 1, 2003, the Orlando Bank had a 50% equity interest in Southern Community Bank Mortgage LLC (the “Mortgage Company”). The Mortgage Company originated, processed and closed loans in central Florida. On October 1, 2003, the Orlando Bank agreed to liquidate the Mortgage Company in exchange for $250,000.

     The Orlando Bank owns all of the outstanding common stock of Southern Community Insurance Agency, Inc. (the “Insurance Agency”). The Insurance Agency refers customers of the Banks to certain insurance agencies for the purchase of insurance products.

     2. Loan Impairment and Losses. The Company performs a quarterly loan loss analysis to identify impaired loans. The Company’s impaired loans were as follows (in thousands):

	At March 31,		At December 31,
	2004	2003	2003
Gross loans with no related allowance	$—	—	—
Gross loans with related allowance	900	900	900
Less: Allowance on the loans	(45)	(45)	(45)

Net investment in impaired loans	$855	855	855

     The average net investment in collateral dependent impaired loans and interest income recognized and received on these loans were as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Average net investment in impaired loans	$855	855

Interest income recognized or impaired loans	$—	—

Interest income received on impaired loans	$—	—

     An analysis of the change in the allowance for loan losses was as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Balance at beginning of period	$8,883	6,262
Provision charged to earnings	966	745
Net charge-offs	(85)	(121)

Balance at end of period	$9,764	6,886

     Non-accrual and past due loans were as follows (in thousands):

	At March 31,		At December 31,
	2004	2003	2003
Non-accrual loans	$2,510	2,882	1,737
Past due ninety days or more, but still accruing	—	216	133

	$2,510	3,098	1,870

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

	Three Months Ended March 31,
	2004			2003
		Weighted-			Weighted-
		Average	Per Share		Average	Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
Basic earnings per share:
Net earnings available to common stockholders	$1,421	7,161,666	$.20	$1,004	6,704,088	$.15

Effect of dilutive securities -
Incremental shares from assumed exercise of options		355,221			327,431

Diluted earnings per share:
Net earnings available to common stockholders and assumed Conversion	$1,421	7,516,887	$.19	$1,004	7,031,519	$.14

     4. Regulatory Capital. The Holding Company, the Orlando Bank, the Bonita Springs Bank and the South Florida Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2004 of the regulatory capital requirements and the actual capital on a percentage basis:

		Regulatory
	Actual	Requirement
Total capital to risk-weighted assets
Consolidated	9.81%	8.00%
Bonita Springs Bank	10.34%	8.00%
Orlando Bank	10.13%	8.00%
South Florida Bank	10.21%	8.00%

Tier I capital to risk-weighted assets
Consolidated	7.41%	4.00%
Bonita Springs Bank	9.27%	4.00%
Orlando Bank	7.02%	4.00%
South Florida Bank	9.12%	4.00%

Tier I capital to total assets - leverage ratio
Consolidated	7.29%	4.00%
Bonita Springs Bank	9.39%	4.00%
Orlando Bank	6.68%	4.00%
South Florida Bank	9.63%	4.00%

     5. Stock Option Plans. The Company has several stock option plans under which the Company is authorized to issue shares of its common stock to employees and directors pursuant to stock options and restricted stock grants. Vesting periods are established as awards are granted. At March 31, 2004, there were 1,394,060 shares available to be issued in connection with future awards under the option plans.

     A summary of stock option transactions for the three-month periods ended March 31, 2004 and 2003 follows ($ in thousands, except per share amounts):

		Range	Weighted-
		Of Per	Average	Aggregate
	Number of	Share Option	Per Share	Option
	Options	Price	Price	Price
Balance at December 31, 2002	984,165	$7.50-10.50	8.18	8,054
Granted	3,900	10.50	10.50	40

Balance at March 31, 2003	988,065	7.50-10.50	8.19	8,094

Balance at December 31, 2003	1,070,440	7.50-14.00	8.25	8,829
Granted	60,500	14.00	14.00	847
Forfeited	(40,000)	7.50	7.50	(300)
Exercised	(20,000)	7.50	7.50	(150)

Balance at March 31, 2004	1,070,940	$7.50-14.00	8.61	9,226

     The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation ($ in thousands, except per share amounts).

	Three Months Ended
	March 31,
	2004	2003
Net earnings, as reported	$1,421	1,004
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(66)	(70)

Proforma net earnings	$1,355	934

Basic earnings per share:
As reported	$.20	.15

Proforma	$.19	.14

Diluted earnings per share:
As reported	$.19	.14

Proforma	$.18	.13

     In order to calculate the fair value of the options, it was assumed that the risk-free interest rate was 4.76% for 2004 and 4.57% for 2003, there would be no dividends paid by the Company over the exercise period, the expected life of the options would be the entire exercise period and stock volatility would be zero due to the lack of an active market for the stock. For purposes of pro forma disclosures, the estimated fair value is treated as expense during the vesting period. The following information summarizes the fair value of options granted under the option plans (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Grant-date fair value per option of options issued during the period	$5.11	3.72

     6. Other Events. On March 19, 2004, the Company entered into an Agreement and Plan of Merger with First National Bankshares of Florida, Inc. (“FLB”), pursuant to which the Company would be merged with and into FLB. The merger is expected to be consummated in the third quarter of 2004 subject to regulatory and shareholder approvals.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Review by Independent Public Accountants

     Hacker, Johnson & Smith PA, the Company’s independent public accountants, have made a limited review of the financial data as of March 31, 2004 and 2003 and for the three-month periods then ended, presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

     Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountants’ Report

Southern Community Bancorp
Orlando, Florida:

     We have reviewed the accompanying condensed consolidated balance sheets of Southern Community Bancorp and Subsidiaries (the “Company”) as of March 31, 2004 and 2003, and the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month periods then ended and the related condensed consolidated statement of stockholders’ equity for the three-month period ended March 31, 2004. These financial statements are the responsibility of the Company’s management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 14, 2004, except for Note 23 as to which the date is March 19, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

HACKER, JOHNSON & SMITH PA
Orlando, Florida
April 8, 2004

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This Form 10-Q contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements represent Southern’s expectations and beliefs including, but not limited to, statements concerning Southern’s operations, performance, financial condition, growth or strategies. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward looking statements. The statements by their nature involve substantial risks and uncertainties, certain of which are beyond Southern’s control, and actual results may differ materially depending on a variety of important factors, including but not limited to the potential impact of changes in interest rates, competition, credit risks and collateral, changes in local or regional economic conditions, the ability of Southern to continue its growth strategy, dependence on management and key personnel, and regulatory supervision.

Agreement and Plan of Merger Between Southern and First National Bankshares of Florida, Inc.

     On March 19, 2004, Southern and First National Bankshares of Florida, Inc. (“FLB”) entered into an Agreement of Plan of Merger, pursuant to which FLB has agreed to acquire Southern through the merger of Southern with and into FLB. Under the terms of the merger agreement, at the effective time of the merger, each outstanding share of Southern common stock will be converted into the right to receive 1.62 shares of FLB common stock, provided that if the average closing price of FLB common stock exceeds $20.00 over the 20 consecutive trading days ending on the fifth day prior to the merger (such average closing price, the “Closing FLB Value”), the exchange ratio will be reduced to an amount that will result in each share of Southern common stock being exchanged for a number of shares of FLB common stock having a value (based on the Closing FLB Value) equal to the average of $32.40 ($20 multiplied by 1.62) and the product of 1.62 multiplied by the Closing FLB Value.

     If the average closing price of FLB common stock over the 20 trading days ending on the day that the last required regulatory or shareholder approval for the merger is obtained is less than $15.00, Southern will have the right to terminate the merger agreement.

     The merger is intended to constitute a tax free organization under the Internal Revenue Code of 1986 as amended (except as to any cash paid to a Southern shareholder in lieu of a fractional share of FLB common stock).

     Consummation of the merger is subject to various conditions, including approval of the merger agreement by the shareholders of Southern and FLB, receipt of banking regulatory approvals and receipt of opinions of counsel as to the tax-free nature of certain aspects of the merger. Southern reported the execution of the merger agreement in a Form 8-K filed with the

     Securities and Exchange Commission on March 22, 2004. The merger is currently expected to be consummated during the third quarter of 2004.

Results of Operations — Three Months Ended March 31, 2004 and 2003

Southern had net earnings for the first quarter of 2004 of $1,421,000, compared to $1,004,000 for the comparable period in 2003. Earnings before income taxes in the first quarter of 2004 were $2,190,000 compared $1,607,000 in the first quarter of 2003. The improvement in earnings was primarily due to a substantial increase in net interest income, which grew from $5.9 million in the first quarter of 2003 to $8.2 million in the first quarter of 2004. As discussed below, the increase in net interest income was principally a result of the growth in its assets.

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

Interest income for the first quarter of 2004 was $13.0 million, compared to $9.8 million for the first quarter of 2003. The growth in interest income primarily reflects the growth in Southern’s assets, which grew from $707.2 million at March 31, 2003 to $1,023.2 million at March 31, 2004. This growth was partially offset by a decrease in the average yield earned on interest-earning assets. During the same period, net loans grew from $551.1 million to $787.7 million. The increase in assets is primarily attributable to the growth of Southern’s business in southeast and southwest Florida, where Southern opened three branches in 2003 and 2004.

Interest expense increased from $3.9 million for the first quarter of 2003 to $4.8 million for the comparable 2004 period. This was due to a combination of higher level of deposits and borrowings and a decrease in the average cost of deposits. Most of the deposit growth was attributable to Southern’s new branches in southeast and southwest Florida.

Southern’s net interest margin decreased from approximately 3.83% for the first quarter of 2003 to approximately 3.63% for the first quarter of 2004. The decrease in the net interest margin was principally due to a change in the mix of Southern’s assets and liabilities. In this connection, Southern’s deposits increased significantly during the first quarter of 2004 due to additional promotional efforts to obtain deposit accounts. This in turn led to an increase in Southern’s cash and cash equivalents, which are relatively low yielding assets. Southern anticipates that its net interest margin will improve as it re-deploys these funds in to higher yielding loans and other assets.

Noninterest Income. Noninterest income in the first quarter of 2004 totaled $735,000, compared with $750,000 in 2003. Service charges on deposit accounts totaled $186,000 in 2004, down from $195,000 in 2003. Other fees and other income totaled $425,000 in 2004, down from $493,000 in 2003. This decrease was primarily caused by a decrease in mortgage referral fees after the liquidation of Southern Community Bank Mortgage, LLC in October 2003.

Provision for Loan Losses. The provision for loan losses totaled $966,000 in the first quarter of 2004 compared to $745,000 in 2003. The allowance for loan losses at March 31, 2004 was $9.8 million. See “Allowance and Provision for Loan Losses” below.

Noninterest Expenses. Noninterest expenses for the first quarter of 2004 totaled $5.8 million, up 36.2% from $4.3 million in 2003. Noninterest expenses included the following:

•	Salaries and employee benefits represented 55.1% of total non-interest expenses in 2004. Salaries and employee benefits increased 37.1% to $3.2 million in 2004 from $2.3 million in 2003. The increase was primarily due to the addition of employees in connection with the new branches in southeast and southwest Florida, together with salary increases and higher benefit costs.

•	Occupancy expense in 2004 totaled $1,101,000, up 30.5% from $844,000 in 2003. This increase was primarily due to the opening of the new branches.

•	Other non-interest expenses for the first quarter of 2004 totaled $1,499,000, up 38.9% from $1,079,000 in 2003. Other non-interest expenses include data processing, printing and office supplies, marketing and advertising, professional fees and other expenses. The increase resulted from the opening of additional branches as well as the overall growth of Southern.

Income Taxes. Income taxes totaled $769,000 in 2004 (effective rate of 35.1%) compared to $603,000 in 2003 (effective rate of 37.5%).

Capital Expenditures

     Southern makes capital expenditures in order to improve its ability to provide quality services to its customers. Capital expenditures for the three months ended March 31, 2004 equaled $450,000 compared to $195,000 in 2003. Most of these expenses in 2004 were related to the purchase of equipment and construction of new branches.

Asset Quality and Credit Risk

     Securities. Southern maintains a high quality investment portfolio including securities of U.S. government entities, mortgage-backed securities and municipal bonds. Southern believes that the securities have very little risk of default. At March 31, 2004, all but one of the securities held in Southern’s investment portfolio were classified available for sale and all were rated “A”

or better (with a majority rated triple “A”). A rating of “A” or better means that the bonds are of “upper medium grade, with strong ability to repay, possibly with some susceptibility to adverse economic conditions or changing circumstances.” Ratings are assigned by independent rating agencies and are subject to the accuracy of reported information concerning the issuers and the subjective judgment and analysis of the rating agencies. They are not a guarantee of collectibility.

     The following table sets forth information regarding the composition and carrying amounts of the investment portfolio at March 31, 2004 and 2003:

Investment Portfolio

	At March 31,
	2004	2003
	(in thousands)
Available for Sale:
U.S. Government agencies securities	$45,082	31,521
Mortgage-backed securities	56,274	52,837
Municipal bonds	16,168	258

	$117,524	84,616

Held to Maturity-
Mortgage-backed securities	$2,957	3,439

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

     As of March 31, 2004, the majority of Southern’s real estate loans were loans secured by real estate in central and south Florida. This level of concentration could present a potential credit risk to Southern because the ultimate collectibility of these loans is susceptible to adverse changes in real estate market conditions in these markets. Southern has sought to address this risk by limiting most loans to a maximum of 75% of the appraised value of the underlying real estate and maximum amortization schedules of 20 years with maturity dates not exceeding five years.

     The following table divides Southern’s loan portfolio into five categories. Most of the loans are short-term and may be renewed or rolled over at maturity. At that time, Southern undertakes a complete review of the borrower’s credit worthiness and the value of any collateral. If these items are satisfactory, Southern will generally renew the loan at prevailing interest rates.

Types of Loans

	At March 31,
	2004	2003
	(in thousands)
Commercial	$136,507	133,277
Commercial real estate	284,053	225,475
Residential real estate	73,710	51,201
Construction	289,121	137,155
Consumer and other	16,988	13,113

Total loans	800,379	560,221
Less:
Allowance for loan losses	(9,764)	(6,886)
Net deferred loan fees and other discounts	(2,881)	(2,285)

Loans, net	$787,734	551,050

     Commercial Loans. Southern makes commercial loans to businesses located in its target markets. The credit risk associated with business lending is influenced by general economic conditions, deterioration in a borrower’s capital position resulting in increasing debt to equity ratios, deterioration in a borrower’s cash position resulting in a liquidity problem, and decreasing revenues due to inefficient operations of the borrower. These loans are generally secured by corporate assets, marketable securities or other liquid financial instruments. These loans totaled approximately $136.5 million or 17.1% of total loans at March 31, 2004, compared with $133.3 million or 23.8% of total loans at March 31, 2003. The growth in commercial loans was primarily due to new loans originated in southeast Florida.

     Real Estate Loans. Southern’s real estate loans totaled $646.9 million or 80.8% of total loans at March 31, 2004, and $413.8 million or 73.8% at March 31, 2003.

     Southern makes real estate loans secured by commercial real estate, including loans to acquire or refinance office buildings, warehouses and apartments. These loans generally require a loan to value ratio of not more than 75%. Most of these loans have a maturity of five years or less. Almost all of these loans are secured by real property located in central and south Florida. These loans totaled $284.1 million or 35.5% of total loans at March 31, 2004 compared with $225.5 million or 40.2% of total loans at March 31, 2003. The growth in commercial real estate loans was primarily due to new loans originated in southeast Florida. Risks associated with commercial real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

     Residential real estate loans totaled $73.7 million or 9.2% of total loans at March 31, 2004, compared with $51.2 million or 9.1% at March 31, 2003. Residential real estate mortgage loans are predominately adjustable rate home mortgages which generally require a loan-to-collateral value ratio of not more than 90% and equity credit lines which generally limit the loan-to-collateral value ratio to not more than 90%. Most loans have a maximum term of five to seven years. Almost all of the residential real estate mortgage loans are secured by homes in central and south Florida. Risks associated with residential real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

     Construction loans totaled $289.1 million or 36.1% of total loans at March 31, 2004 compared to $137.2 million or 24.5% of total loans at March 31, 2003. The increase in construction loans was due in part to the refocusing of marketing efforts. Southern primarily makes construction loans on property located in central and south Florida.

     Consumer and Other Loans. Southern offers consumer loans and personal and secured loans. The security for these loans ordinarily consists of automobiles, consumer goods, marketable securities, certificates of deposit and similar items. These loans totaled approximately $17.0 million or 2.1% of total loans, on March 31, 2004, compared with $13.1 million or 2.4% of total loans, on March 31, 2003. Risks associated with installment loans include borrowers’ loss of employment, and rapid depreciation of loan collateral.

     Commitments. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, standby letters of credit, undisbursed loans in process and unused lines of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the condensed consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

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

     Southern had legally binding commitments to extend credit, including unused lines of credit and letters of credit, totaling $300.2 million at March 31, 2004.

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

     The following table presents Southern’s non-performing assets and past due loans:

Non-Performing Assets and 90 Day Past Due Loans

	At March 31,
	2004	2003
	(In thousands)
Nonaccrual loans	$2,510	2,882
Foreclosed assets	863	207

Total nonperforming assets	$3,373	3,089

Accruing loans past due 90 days or more	$—	216

     Southern’s non-performing loans and loans past due 90 days were $2.5 million at March 31, 2004, or .31% of total loans of $800.4 million. Non-performing loans at March 31, 2004 consisted of commercial and residential real estate loans. Southern believes that its non-performing loans are well secured and are unlikely to result in any material losses. Total non-performing assets and accruing loans past due 90 days or more totaled $3.4 million at March 31, 2004, compared to $3.3 million at March 31, 2003.

Allowance and Provision for Loan Losses

     Southern evaluates the adequacy of its allowance for loan losses as part of its ongoing credit review and approval process. The review process is intended to identify, as early as possible, customers who may be facing financial difficulties. Once identified, the extent of the client’s financial difficulty is carefully monitored by Southern’s loan review officer, who recommends to the loan committee the portion of any credit that needs a specific reserve allocation or should be charged off. Other factors considered by the loan committee in evaluating the adequacy of the allowance include overall loan volume, historical net loan loss experience, the level and composition of non-accrual and past due loans, local economic conditions, and value of any collateral. From time to time, specific amounts of the reserve are designated for certain loans in connection with the loan committee’s review of the officer’s analysis of the adequacy of the allowance for loan losses.

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

     Management relied on these factors, as well as its assessment of the financial condition of specific clients facing financial difficulties, in deciding to increase the allowance for loan losses to $9.8 million at March 31, 2004, from $8.9 million at December 31, 2003 and $6.9 million at March 31, 2003.

Financial Condition

     Southern’s goal is to maintain a high quality and liquid balance sheet. Southern seeks to achieve this objective through increases in collateralized loans, a strong portfolio of real estate loans and a stable portfolio of investment securities of high quality.

     Cash and Cash Equivalents. Southern had cash and cash equivalents of $76.9 million at March 31, 2004, compared to $37.8 million at March 31, 2003. This increase was primarily the result of the substantial growth in Southern’s deposits.

     Securities. On March 31, 2004, securities were $120.5 million or 12.4% of total earning assets. Southern’s strategy for its investment account is to maintain a high quality portfolio. The investment portfolio, most of which has been classified as available for sale, increased 36.7% from $88.1 million at March 31, 2003.

     Loans. Net loans were $787.7 million as of March 31, 2004, compared to $551.1 million as of March 31, 2003. See “Asset Quality and Credit Risk — Loans,” above.

     Interest-Bearing Liabilities. Interest-bearing liabilities primarily consisted of interest-bearing deposits and other borrowings. Total interest-bearing liabilities were $853.1 million at March 31, 2004, up from $572.8 million in 2003. There was an increase in savings, money-market and NOW deposits of $177.6 million or 57.7% compared to 2003. There was also a significant increase in time deposits of $55.5 million or 21.0% compared to 2003. The growth in Southern’s deposits reflects Southern’s marketing efforts to obtain deposits in southeast Florida for the South Florida Bank and the opening of additional branches. Other borrowings increased to $48.9 million at March 31, 2004 from $1.6 million at March 31, 2003. Other borrowings consist of Federal Home Loan Bank advances, subordinated debentures and borrowings under Southern’s line of credit with SunTrust Bank NA. In this connection, Southern borrowed $5,000,000 from SunTrust Bank N.A. during the first quarter of 2004 in order to provide additional capital to its bank subsidiaries. This loan bears interests at LIBOR plus 1.85%, with interest payable quarterly and the entire balance due 364 days after funding.

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

     Regular monitoring of assets and liabilities that are rate sensitive within 30 days, 90 days, 180 days and one year is an integral part of Southern’s rate-sensitivity management process. It is Southern’s policy to maintain a reasonable balance of rate-sensitive assets and liabilities on a cumulative one year basis, thus minimizing net interest income exposure to changes in interest rates. Southern’s sensitivity position at March 31, 2004 was such that net interest income would decrease modestly if there were an increase in short-term interest rates.

     Southern monitors the interest rate risk sensitivity with traditional gap measurements. These gap measurements have certain limitations in their ability to accurately portray interest sensitivity; however, they do provide a static reading of Southern’s interest rate risk exposure.

     As of March 31, 2004, Southern was liability sensitive (interest-sensitive liabilities subject to repricing exceeded interest-sensitive assets subject to repricing) on a 365-day basis to the extent of $67.2 million. This negative gap at March 31, 2004 was 6.6% of total assets compared with a negative gap of 10.2% at March 31, 2003. Southern’s target gap position is in the range of negative 20% and positive 20%. The change in Southern’s gap position reflects a shift from longer-maturity interest-earning assets.

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

     Southern’s tier one capital was 7.41% and the total capital was 9.81% of risk-based assets at March 31, 2004. These risk-based capital ratios were in excess of the minimum requirements of 4.0% for tier one and 8.0% for total risk-based capital ratios. Southern’s leverage ratio (tier one capital to total average quarterly assets) of 7.29% at March 31, 2004, was also in excess of the minimum 4.0% requirement.

     Southern’s goal is to maintain the regulatory capital of each of its banks so that they are “well capitalized” under applicable federal banking regulations. On March 31, 2004, all of the banks had achieved this objective.

     In the first quarter of 2004, Southern borrowed $5,000,000 from SunTrust Banks N.A. pursuant to a revolving line of credit. Southern utilized the proceeds of this loan to make capital contributions to each of its subsidiary banks.

     Southern anticipates that it will need to continue to increase its capital in order to maintain its planned growth. Southern intends to increase its capital through a combination of earnings from operations, loans from third parties, and the sale of securities.

Unrealized Gain on Securities Available for Sale

     Due to the combined effects of the growth in Southern’s available for sale investment securities and the decline in long-term interest rates during the first quarter of 2004, Southern’s comprehensive income for the three months ended March 31, 2004 increased by $1,306,000 as a result of the net unrealized gain in the market value of its investment securities that are available for sale, compared to a net unrealized loss of $149,000 during the three months ended on March 31, 2003. As a result of the change in the first quarter of 2004, which would affect Southern’s net income only in the event of the sale of these securities, Southern’s accumulated other comprehensive income (loss) increased from $(1,138,000) at December 31, 2003 to $168,000.

Critical Accounting Policies

     Southern’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. A summary of Southern’s significant accounting policies is set forth in Southern’s consolidated financial statements contained in Southern’s Form 10-K for the fiscal year ended December 31, 2004.

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

     Based on the procedures discussed above, management believes that allowance for loan losses was adequate to absorb estimated loan losses associated with the loan portfolio at March 31, 2004. Actual results could differ from these estimates. However, since the allowance is affected by management’s judgment and uncertainties, there is the likelihood that materially different amounts would be reported under different conditions or assumptions. To the extent that the economy changes, collateral values change, reserve factors change, or the nature and volume of problem loans change, Southern may need to adjust its provision for loan losses. Material additions to Southern’s provision for loan losses would result in a decrease in net earnings and capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

     The Company actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company’s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company’s market risk exposure since December 31, 2003.

Item 4. Controls and Procedures

     Southern maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Southern files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of these controls and procedures as of March 31, 2004, the Chief Executive Officer and Chief Financial Officer of Southern concluded that Southern’s disclosure controls and procedures, as designed and implemented, were effective.

     Southern made no significant changes in its internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2. Changes in Securities.

     During the quarter ended March 31, 2004, Southern issued shares of its common stock in the following transactions which were not registered under the Securities Act of 1933, as amended:

     • Southern issued 15,000 shares valued at $10.50 and 12,498 shares valued at $14.00 of its common stock to its chief executive officer pursuant to an existing stock grant agreement. Southern issued the shares in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

     • Southern issued 11,139 shares of its common stock to its directors in lieu of directors’ fees. The shares were issued at a value of $10.50 per share. Southern relied upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

     • Southern issued 27,980 shares of its common stock to its employees pursuant to Southern’s existing employee stock purchase plan. The shares were issued at a value of $10.50 per share. Southern relied upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

     • Southern sold 4,000 shares of its common stock to two of its officers. The shares were sold a price of $14.00 per share. Southern relied upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

     • Southern issued 20,000 shares pursuant to the exercise of a stock option held by the estate of a former director of Southern. Southern relied upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Submission of Matters to a Vote of Securities Holders

     Southern held its annual meeting of shareholders on May 4, 2004.

     At the annual meeting, Southern elected six directors to serve for a term of three years. The six persons who were elected to serve as directors were: Charlie W. Brinkley, Jr., Alfred J. Cinque, Thomas H. Dargan, Jr., Richard L. Garner, John G. Squires, and Michael E. Vestal. At the annual meeting, 4,142,487 votes were voted for the election of each of the six nominees and 14,067 votes were voted withheld.

     The following table sets forth all of the directors of Southern including their current term and office:

Name of Director	Expiration of Term

Dennis G. Bedley	2005
George D. Anderson	2005
P.T. Fleuchaus	2005
Dennis E. Gilkey	2005
Jennings L. Hurt, III	2005
John K. Ritenour	2005

Clark D. Jensen	2006
Sanford H. Miller	2006
Sal A. Nunziata	2006
Stanley H. Sandefur	2006
Gregory K. Talbott	2006
Joel E. Whittenhall	2006

Charlie W. Brinkley, Jr.	2007
Alfred J. Cinque	2007
Thomas H. Dargan, Jr.	2007
Richard L. Garner	2007
John G. Squires	2007
Michael E. Vestal	2007

     At the annual meeting, the shareholders also ratified the appointment of Hacker, Johnson & Smith P.A. as the Company’s auditors for the fiscal year ended December 31, 2004. There were 4,145,234 shares voted in favor of this proposal and none voted against.

Item 6. Exhibits.

     (a) Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2003

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2003

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted by Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted by Section 906 of Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K.

On March 26, 2004, the Company filed a Current Report on Form 8-K to report that the Company had entered into an Agreement and Plan of Merger with First National Bankshares of Florida, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COMMUNITY BANCORP (Registrant)
Date: May 13, 2004	/s/ Charlie W. Brinkley, Jr.
Charlie W. Brinkley, Jr.
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen R. Jeuck
Stephen R. Jeuck
Date: May 13, 2004	Chief Financial Officer (Principal Accounting Officer)