Form 10-Q
period 2004-06-30
SOUTHERN COMMUNITY BANCORP
filed 2004-08-12
CIK 1110544

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File No. 000-49780

SOUTHERN COMMUNITY BANCORP

(Exact Name of Registrant as Specified in its Charter)

Florida	59-3619325
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

250 North Orange Avenue, Orlando, Florida 32801

(Address of Principal Executive Offices)

(407) 648-1844

(Registrant’s telephone number, including area code)

Indicate by check number whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

As of August 4, 2004, the issuer had 7,307,469 outstanding shares of common stock, par value $1.00 per share.

SOUTHERN COMMUNITY BANCORP

FORM 10-Q

June 30, 2004

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

($ in thousands, except per share amounts)

	At June 30,
	2004	2003
Assets
Cash and due from banks	$13,624	21,999
Interest-bearing deposits and federal funds sold	18,484	4,317

Cash and cash equivalents	32,108	26,316

Securities available for sale	115,562	117,613
Security held to maturity	2,881	3,427
Loans, net of allowance for loan losses of $10,010 in 2004 and $7,582 in 2003	819,626	611,214
Accrued interest receivable	3,567	2,896
Federal Home Loan Bank stock, at cost	1,588	1,729
Premises and equipment, net	20,757	18,496
Deferred income tax asset	4,763	1,609
Bank owned life insurance	6,820	5,075
Goodwill	971	971
Foreclosed assets, net	452	4
Other assets	855	551

Total assets	$1,009,950	789,901

Liabilities and Stockholders’ Equity

Liabilities:
Non-interest-bearing demand deposits	99,665	58,940
Money-market deposits	177,303	109,039
Savings and NOW deposits	286,140	202,731
Time deposits	314,306	292,476

Total deposits	877,414	663,186

Other borrowings	50,004	52,237
Official checks	8,790	7,614
Other liabilities	1,909	2,038

Total liabilities	938,117	725,075

Stockholders’ equity:
Common stock, $1.00 par value, 10,000,000 shares authorized, 7,307,469 and 7,046,352 shares issued and outstanding in 2004 and 2003	7,307	7,046
Additional paid-in capital	56,962	54,118
Retained earnings	10,626	3,048
Accumulated other comprehensive income (loss)	(3,062)	614

Total stockholders’ equity	71,833	64,826

Total liabilities and stockholders’ equity	$1,009,950	789,901

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

See Accompanying Notes to Condensed Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

($ in thousands, except per share amounts)

	Three months Ended June 30,
	2004	2003
Interest income:
Loans	$12,255	9,770
Securities	1,154	942
Other	90	44

Total interest income	13,499	10,756

Interest expense:
Deposits	4,534	4,109
Other borrowings	383	183

Total interest expense	4,917	4,292

Net interest income	8,582	6,464
Provision for loan losses	478	975

Net interest income after provision for loan losses	8,104	5,489

Noninterest income:
Service charges on deposit accounts	196	213
Other fees	257	361
Earnings on bank-owned life insurance	69	59
Gain on sale of securities available for sale	—	289
Other income	187	256

Total noninterest income	709	1,178

Noninterest expense:
Salaries and employee benefits	2,860	2,367
Occupancy expense	1,064	926
Data processing	337	311
Printing and office supplies	56	97
Marketing and advertising	94	139
Professional fees	312	266
Other expense	568	559

Total noninterest expense	5,291	4,665

Earnings before income taxes	3,522	2,002
Income taxes	1,233	753

Net earnings	$2,289	1,249

Basic earnings per share	$.32	.18

Diluted earnings per share	$.30	.17

Dividends per share	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three months Ended June 30,
	2004	2003
Net earnings	$2,289	1,249
Net change in unrealized gain (loss) on securities available for sale, net of tax	(3,230)	(194)

Comprehensive income (loss)	$(941)	1,055

See Accompanying Notes to Condensed Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

($ in thousands, except per share amounts)

	Six Months Ended June 30,
	2004	2003
Interest income:
Loans	$24,072	18,705
Securities	2,267	1,736
Other	163	77

Total interest income	26,502	20,518

Interest expense:
Deposits	8,949	8,009
Other borrowings	758	191

Total interest expense	9,707	8,200

Net interest income	16,795	12,318
Provision for loan losses	1,444	1,720

Net interest income after provision for loan losses	15,351	10,598

Noninterest income:
Service charges on deposit accounts	382	408
Other fees	508	624
Earnings on bank-owned life insurance	131	121
Gain on sale of securities available for sale	62	289
Other income	361	486

Total noninterest income	1,444	1,928

Noninterest expense:
Salaries and employee benefits	6,052	4,696
Occupancy expense	2,165	1,770
Data processing	670	609
Printing and office supplies	170	179
Marketing and advertising	271	261
Professional fees	536	413
Other expense	1,219	989

Total noninterest expense	11,083	8,917

Earnings before income taxes	5,712	3,609
Income taxes	2,002	1,356

Net earnings	3,710	2,253

Basic earnings per share	.52	.33

Diluted earnings per share	.48	.31

Dividends per share	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Six months Ended June 30,
	2004	2003
Net earnings	$3,710	2,253
Net change in unrealized gain (loss) on securities available for sale, net of tax	(1,924)	(343)

Comprehensive income	$1,786	$1,910

See Accompanying Notes to Condensed Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$3,710	2,253
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	1,444	1,720
Depreciation and amortization	918	835
Deferred income taxes	(68)	—
Gain on sale of securities available for sale	(62)	(289)
Net amortization of premiums and discounts on securities	257	737
Net amortization of deferred loan fees and costs	(960)	(642)
Common stock issued as compensation	635	222
Earnings on bank-owned life insurance	(131)	(121)
Net increase in accrued interest receivable	(541)	(90)
Net increase in other assets	(211)	(405)
Net increase in official checks	3,818	3,827
Net decrease in other liabilities	(1,032)	(22)

Net cash provided by operating activities	7,777	8,025

Cash flows from investing activities:
Maturities, calls and repayments of securities available for sale	14,096	27,370
Repayments of security held to maturity	385	24
Purchases of securities available for sale	(25,712)	(76,720)
Proceeds from sale of securities available for sale	2,062	20,439
Net increase in loans	(101,540)	(112,127)
Redemption (purchase) of Federal Home Loan Bank stock	346	(1,517)
Purchases of premises and equipment	(708)	(639)
Net proceeds from sales of foreclosed assets	1,013	400
Purchase of bank owned life insurance	(1,500)	—
Net proceeds from sale of premises and equipment	—	160

Net cash used in investing activities	(111,558)	(142,610)

Cash flows from financing activities:
Net increase in deposits	105,735	69,769
Net (decrease) increase in other borrowings	(1,419)	50,814
Proceeds from issuance of common stock, net	1,178	4,595

Net cash provided by financing activities	105,494	125,178

Net increase (decrease) in cash and cash equivalents	1,713	(9,407)

Cash and cash equivalents at beginning of period	30,395	35,723

Cash and cash equivalents at end of period	$32,108	26,316

(continued)

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Six months Ended June 30,
	2004	2003
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,746	8,208

Income taxes	$2,855	1,805

Noncash financing and investing activities:
Change in accumulated other comprehensive income, net change in unrealized (gain) loss on securities available for sale, net of taxes	$(1,924)	(343)

Transfer of loans to foreclosed assets	$399	102

Tax benefit from exercise of stock options	$393	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2004

($ in thousands)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2003	7,124,944	$7,125	54,938	6,916	(1,138)	67,841
Net earnings (unaudited)	—	—	—	3,710	—	3,710
Net change in unrealized gain (loss) on securities available for sale, net of taxes of $703 (unaudited)	—	—	—	—	(1,924)	(1,924)
Common stock issued as compensation (unaudited)	51,925	52	583	—	—	635
Sale of common stock in connection with Employee Stock Purchase Plan (unaudited)	33,600	33	339	—	—	372
Proceeds from exercise of stock options (unaudited)	93,000	93	657	—	—	750
Tax benefit from exercise of stock options (unaudited)	—	—	393	—	—	393
Sale of common stock (unaudited)	4,000	4	52	—	—	56

Balance at June 30, 2004 (unaudited)	7,307,469	$7,307	56,962	10,626	(3,062)	71,833

See Accompanying Notes to Condensed Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

1. General. In the opinion of the management of Southern Community Bancorp and its subsidiaries (the “Company” or “Southern”), the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2004 and 2003, the results of operations for the three-month and six month periods then ended, and cash flows for the six month periods ended June 30, 2004 and 2003. The results of operations and other data for the three months and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

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

2. Loan Impairment and Losses. The Company performs a quarterly loan loss analysis to identify impaired loans. The Company’s impaired loans were as follows (in thousands):

	At June 30,		At December 31, 2003
	2004	2003
Gross loans with no related allowance	$—	—	—
Gross loans with related allowance	900	900	900
Less: Allowance on the loans	(180)	(90)	(45)

Net investment in impaired loans	$720	810	855

The average net investment in collateral dependent impaired loans and interest income recognized and received on these loans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Average net investment in impaired loans	$788	833	822	844

Interest income recognized or impaired loans	$—	—	—	—

Interest income received on impaired loans	$—	—	—	—

An analysis of the change in the allowance for loan losses was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance at beginning of period	$9,764	6,886	8,883	6,262
Provision charged to earnings	478	975	1,444	1,720
Net charge-offs	(232)	(279)	(317)	(400)

Balance at end of period	$10,010	7,582	10,010	7,582

Non-accrual and past due loans were as follows (in thousands):

	At June 30,		At December 31, 2003
	2004	2003
Non-accrual loans	$1,657	3,026	1,737
Past due ninety days or more, but still accruing	—	309	133

	$1,657	3,335	1,870

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

	Three Months Ended June 30,
	2004			2003
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Basic earnings per share:
Net earnings available to common stockholders	$2,289	7,229,701	$.32	$1,249	6,796,085	$.18

Effect of dilutive securities - Incremental shares from assumed exercise of options		507,268			411,391

Diluted earnings per share:
Net earnings available to common stockholders and assumed conversion	$2,289	7,736,969	$.30	$1,249	7,207,476	$.17

	Six Months Ended June 30,
	2004			2003
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Basic earnings per share:
Net earnings available to common stockholders	$3,710	7,195,871	$.52	$2,253	6,888,083	$.33

Effect of dilutive securities - Incremental shares from assumed exercise of options		519,428			372,021

Diluted earnings per share:
Net earnings available to common stockholders and assumed Conversion	$3,710	7,715,299	$.48	$2,253	7,260,104	$.31

4. Regulatory Capital. The Holding Company, the Orlando Bank, the Bonita Springs Bank and the South Florida Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2004 of the regulatory capital requirements and the actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets
Consolidated	10.13%	8.00%
Bonita Springs Bank	10.31%	8.00%
Orlando Bank	10.77%	8.00%
South Florida Bank	10.52%	8.00%

Tier I capital to risk-weighted assets
Consolidated	7.73%	4.00%
Bonita Springs Bank	9.28%	4.00%
Orlando Bank	7.57%	4.00%
South Florida Bank	9.41%	4.00%

Tier I capital to total assets - leverage ratio
Consolidated	7.25%	4.00%
Bonita Springs Bank	9.19%	4.00%
Orlando Bank	6.74%	4.00%
South Florida Bank	9.27%	4.00%

5. Stock Option Plans. The Company has several stock option plans under which the Company is authorized to issue shares of its common stock to employees and directors pursuant to stock options and restricted stock grants. Vesting periods are established as awards are granted. At June 30, 2004, there were 1,377,810 shares available to be issued in connection with future awards under the option plans.

A summary of stock option transactions for the six-month periods ended June 30, 2004 and 2003 follows ($ in thousands, except per share amounts):

	Number of Options	Range Of Per Share Option Price	Weighted- Average Per Share Price	Aggregate Option Price
Balance at December 31, 2002	984,165	$7.50-10.50	$8.18	$8,054
Granted	15,900	10.50-14.00	11.76	187

Balance at June 30, 2003	1,000,065	7.50-14.00	8.24	8,241

Balance at December 31, 2003	1,070,440	7.50-14.00	8.25	8,829
Granted	60,500	14.00	14.00	847
Forfeited	(23,750)	7.50-10.50	7.66	(182)
Exercised	(93,000)	7.50-8.80	8.06	(750)

Balance at June 30, 2004	1,014,190	$7.50-14.00	$8.62	$8,744

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation ($ in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings, as reported	$2,289	1,249	3,710	2,253

Deduct: Total stock-based employee compensation determined under the fair value based method for all options, net of related tax effect	(66)	(75)	(132)	(145)

Proforma net earnings	$2,223	1,174	3,578	2,108

Basic earnings per share:
As reported	$.32	.18	.52	.33

Proforma	$.31	.17	.50	.31

Diluted earnings per share:
As reported	$.30	.17	.48	.31

Proforma	$.29	.16	.46	.29

In order to calculate the fair value of the options, it was assumed that there would be no dividends paid by the Company over the exercise period, the expected life of the options would be the entire exercise period and stock volatility would be zero due to the lack of an active market for the stock. For purposes of pro forma disclosures, the estimated fair value is treated as expense during the vesting period. The following information summarizes the fair value of options granted under the option plans during the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk-free interest rate	—	3.94%	4.76%	4.26%

Weighted-average grant-date fair value per option of options issued during the period	—	$4.42	$5.11	$4.25

6. Other Events. On March 19, 2004, the Company entered into an Agreement and Plan of Merger with First National Bankshares of Florida, Inc. (“FLB”), pursuant to which the Company would be merged with and into FLB. The merger is expected to be consummated in the third quarter of 2004 subject to regulatory and shareholder approvals.

On August 2, 2004, FLB entered into a definitive agreement with Fifth Third Bancorp (“FITB”). Under this agreement, FITB will acquire all of outstanding common shares of FLB. The acquisition is expected to be consummated in the first quarter of 2005 pending regulatory and shareholder approval.

SOUTHERN COMMUNITY BANCORP AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2004 and 2003 and for the three- and six-month periods then ended, presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Southern Community Bancorp

Orlando, Florida:

We have reviewed the accompanying condensed consolidated balance sheets of Southern Community Bancorp and Subsidiaries (the “Company”) as of June 30, 2004 and 2003, and the related condensed consolidated statements of earnings and comprehensive income for the three- and six-month periods then ended, the related condensed consolidated statement of stockholders’ equity for the six month period ended June 30, 2004 and the related condensed consolidated statements of cash flows for the six-month period ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 14, 2004, except for Note 23 as to which the date is March 19, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

HACKER, JOHNSON & SMITH PA

Orlando, Florida

August 2, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Agreement and Plan of Merger Between Southern and First National Bankshares of Florida, Inc.

On March 19, 2004, Southern and First National Bankshares of Florida, Inc. (“FLB”) entered into an Agreement of Plan of Merger, pursuant to which FLB has agreed to acquire Southern through the merger of Southern with and into FLB. Under the terms of the merger agreement, at the effective time of the merger, each outstanding share of Southern common stock will be converted into the right to receive 1.6686 shares of FLB common stock, provided that if the average closing price of FLB common stock exceeds $19.42 over the 20 consecutive trading days ending on the fifth day prior to the merger (such average closing price, the “Closing FLB Value”), the exchange ratio will be reduced to an amount that will result in each share of Southern common stock being exchanged for a number of shares of FLB common stock having a value (based on the Closing FLB Value) equal to the average of $32.40 ($19.42 multiplied by 1.6686) and the product of 1.6686 multiplied by the Closing FLB Value.

If the average closing price of FLB common stock over the 20 trading days ending on the day that the last required regulatory or shareholder approval for the merger is obtained is less than $14.56, Southern will have the right to terminate the merger agreement.

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

Results of Operations - Three Months Ended June 30, 2004 and 2003

Southern had net earnings for the second quarter of 2004 of $2.3 million, compared to $1.2 million for the comparable period in 2003. Earnings before income taxes in the second quarter of 2004 were $3.5 million compared $2.0 million in the second quarter of 2003. The improvement in earnings was primarily due to a substantial increase in net interest income, which grew from $6.5 million in the second quarter of 2003 to $8.6 million in the second quarter of 2004. As discussed below, the increase in net interest income was principally a result of the growth in Southern’s assets.

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

Interest income for the second quarter of 2004 was $13.5 million, compared to $10.8 million for the second quarter of 2003. The growth in interest income primarily reflects the growth in Southern’s assets, which grew from $789.9 million at June 30, 2003 to $1 billion at June 30, 2004. This growth was partially offset by a decrease in the average yield earned on interest-earning assets. During the same period, net loans grew from $611.2 million to $819.6 million. The increase in assets is primarily attributable to the growth of Southern’s business in southeast and southwest Florida, where Southern opened three branches in 2003 and 2004.

Interest expense increased from $4.3 million for the second quarter of 2003 to $4.9 million for the comparable 2004 period. This was due to a combination of higher level of deposits and borrowings and a decrease in the average cost of deposits. Most of the deposit growth was attributable to Southern’s new branches in southeast and southwest Florida.

Southern’s net interest margin decreased from approximately 3.8% for the second quarter of 2003 to approximately 3.6% for the second quarter of 2004. The decrease in the net interest margin was principally due to a change in the mix of Southern’s assets and liabilities. In this connection, Southern’s loans represented a higher percentage of total assets in the second quarter of 2004 than in the second quarter of 2003. This shift improved Southern’s net interest margin because loans are Southern’s highest yielding category of interest-earning assets.

Noninterest Income. Noninterest income in the second quarter of 2004 totaled $709,000, compared with $1.2 million in 2003. Included in the 2003 period was a gain on sale of securities available for sale of $289,000. Service charges on deposit accounts totaled $196,000 in the second quarter of 2004, down from $213,000 in 2003, due to higher levels of deposits which do not pay service charges (such as certificates of deposit). Other fees and other income totaled $444,000 in 2004, down from $617,000 in 2003, primarily caused by a decrease in mortgage referral fees after the liquidation of Southern Community Bank Mortgage, LLC in October 2003.

Provision for Loan Losses. The provision for loan losses totaled $478,000 in the second quarter of 2004 compared to $975,000 in 2003. The allowance for loan losses at June 30, 2004 was $10.0 million. See “Allowance and Provision for Loan Losses” below.

Noninterest Expenses. Noninterest expenses for the second quarter of 2004 totaled $5.3 million, up 13.4% from $4.7 million in 2003. Noninterest expenses included the following:

•	Salaries and employee benefits represented 54.1% of total non-interest expenses in 2004. Salaries and employee benefits increased 20.8% to $2.9 million in 2004 from $2.4 million in 2003. The increase was primarily due to the addition of employees in connection with the new branches in southeast and southwest Florida, together with salary increases and higher benefit costs.

•	Occupancy expense in 2004 totaled $1.1 million, up 14.9% from $926,000 in 2003. This increase was primarily due to the opening of the new branches.

•	Other non-interest expenses for the second quarter of 2004 totaled $1.4 million, down 0.4% from 2003. Other non-interest expenses include data processing, printing and office supplies, marketing and advertising, professional fees and other expenses.

Income Taxes. Income taxes totaled $1.2 million in 2004 (effective rate of 35.0%) compared to $753,000 in 2003 (effective rate of 37.6%).

Results of Operations - Six Months Ended June 30, 2004 and 2003

Southern had net earnings for the first half of 2004 of $3.7 million, compared to $2.3 million for the comparable period in 2003. Earnings before income taxes in the first half of 2004 were $5.7 million compared $3.6 million in the first half of 2003. The improvement in earnings was primarily due to a substantial increase in net interest income, which grew from $12.3 million in the first half of 2003 to $16.8 million in the first half of 2004. As discussed below, the increase in net interest income was principally a result of the growth in its assets.

Net Interest Income. Interest income for the first half of 2004 was $26.5 million, compared to $20.5 million for the first half of 2003. The growth in interest income primarily reflects the growth in Southern’s assets, which grew from $789.9 million at

June 30, 2003 to $1 billion at June 30, 2004. This growth was partially offset by a decrease in the average yield earned on interest-earning assets. During the same period, net loans grew from $611.2 million to $819.6 million. The increase in assets is primarily attributable to the growth of Southern’s business in southeast and southwest Florida, where Southern opened three branches in 2003 and 2004.

Interest expense increased from $8.2 million for the first half of 2003 to $9.7 million for the comparable 2004 period. This was due to a combination of higher level of deposits and borrowings and a decrease in the average cost of deposits. Most of the deposit growth was attributable to Southern’s new branches in southeast and southwest Florida.

Southern’s net interest margin decreased from approximately 3.8% for the first half of 2003 to approximately 3.6% for the first half of 2004. The decrease in the net interest margin was principally due to a change in the mix of Southern’s assets and liabilities. In this connection, Southern’s loans represented a higher percentage of total assets in the second quarter of 2004 than in the second quarter of 2003. This shift improved Southern’s net interest margin because loans are Southern’s highest yielding category of interest earning assets.

Noninterest Income. Noninterest income in the first half of 2004 totaled $1.4 million, compared with $1.9 million in 2003. The decrease is partly attributable to a $227,000 decrease in gain on sale of securities available for sale. Service charges on deposit accounts totaled $382,000 in 2004, down from $408,000 in 2003. Other fees and other income totaled $869,000 in 2004, down from $1.1 million in 2003, primarily caused by a decrease in mortgage referral fees after the liquidation of Southern Community Bank Mortgage, LLC in October 2003.

Provision for Loan Losses. The provision for loan losses totaled $1.4 million in the first half of 2004 compared to $1.7 million in 2003. The allowance for loan losses at June 30, 2004 was $10.0 million. See “Allowance and Provision for Loan Losses” below.

Noninterest Expenses. Noninterest expenses for the first half of 2004 totaled $11.1 million, up 24.3% from $8.9 million in 2003. Noninterest expenses included the following:

•	Salaries and employee benefits represented 54.6% of total non-interest expenses in 2004. Salaries and employee benefits increased 28.9% to $6.1 million in 2004 from $4.7 million in 2003. The increase was primarily due to the addition of employees in connection with the new branches in southeast and southwest Florida, together with salary increases and higher benefit costs.

•	Occupancy expense in 2004 totaled $2.2 million, up 22.3% from $1.8 million in 2003. This increase was primarily due to the opening of the new branches.

•	Other non-interest expenses for the first half of 2004 totaled $2.9 million, up 16.9% from $2.5 million in 2003. Other non-interest expenses include data processing, printing and office supplies, marketing and advertising, professional fees and other expenses. The increase resulted from the opening of additional branches as well as the overall growth of Southern.

Income Taxes. Income taxes totaled $2.0 million in 2004 (effective rate of 35.0%) compared to $1.4 million in 2003 (effective rate of 37.6%).

Capital Expenditures

Southern makes capital expenditures in order to improve its ability to provide quality services to its customers. Capital expenditures for the six months ended June 30, 2004 equaled $708,000 compared to $639,000 in 2003. Most of these expenses in 2004 were related to the purchase of equipment and construction of new branches.

Asset Quality and Credit Risk

Securities. Southern maintains a high quality investment portfolio including securities of U.S. government entities, mortgage-backed securities and municipal bonds. Southern believes that the securities have very little risk of default. At June 30, 2004, all but one of the securities held in Southern’s investment portfolio were classified available for sale and all were rated “A” or better (with a majority rated triple “A”). A rating of “A” or better means that the bonds are of “upper medium grade, with strong ability to repay, possibly with some susceptibility to adverse economic conditions or changing circumstances.” Ratings are assigned by independent rating agencies and are subject to the accuracy of reported information concerning the issuers and the subjective judgment and analysis of the rating agencies. They are not a guarantee of collectibility.

The following table sets forth information regarding the composition and carrying amounts of the investment portfolio at June 30, 2004 and 2003:

Investment Portfolio

	At June 30,
	2004	2003
	(in thousands)
Available for Sale:
U.S. Government agencies securities	$43,264	45,538
Mortgage-backed securities	49,810	70,246
Municipal bonds	22,488	1,829

	$115,562	117,613

Held to Maturity-
Mortgage-backed securities	$2,881	3,427

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

As of June 30, 2004, the majority of Southern’s real estate loans were loans secured by real estate in central and south Florida. This level of concentration could present a potential credit risk to Southern because the ultimate collectibility of these loans is susceptible to adverse changes in real estate market conditions in these markets. Southern has sought to address this risk by limiting most loans to a maximum of 75% of the appraised value of the underlying real estate and maximum amortization schedules of 20 years with maturity dates not exceeding five years.

The following table divides Southern’s loan portfolio into five categories. Most of the loans are short-term and may be renewed or rolled over at maturity. At that time, Southern undertakes a complete review of the borrower’s credit worthiness and the value of any collateral. If these items are satisfactory, Southern will generally renew the loan at prevailing interest rates.

Types of Loans

	At June 30,
	2004	2003
	(in thousands)
Commercial	$97,421	142,317
Commercial real estate	356,059	244,473
Residential real estate	81,036	58,839
Construction	283,579	161,378
Consumer and other	14,135	14,043

Total loans	832,230	621,050
Less:
Allowance for loan losses	(10,010)	(7,582)
Net deferred loan fees and other discounts	(2,594)	(2,254)

Loans, net	$819,626	611,214

Commercial Loans. Southern makes commercial loans to businesses located in its target markets. The credit risk associated with business lending is influenced by general economic conditions, deterioration in a borrower’s capital position resulting in increasing debt to equity ratios, deterioration in a borrower’s cash position resulting in a liquidity problem, and decreasing revenues due to inefficient operations of the borrower. These loans are generally secured by corporate assets, marketable securities or other liquid financial instruments. These loans totaled approximately $97.4 million or 11.7% of total loans at June 30, 2004, compared with $142.3 million or 22.9% of total loans at June 30, 2003.

Real Estate Loans. Southern’s real estate loans totaled $720.7 million or 86.6% of total loans at June 30, 2004, and $464.7 million or 74.8% at June 30, 2003.

Southern makes real estate loans secured by commercial real estate, including loans to acquire or refinance office buildings, warehouses and apartments. These loans generally require a loan to value ratio of not more than 75%. Most of these loans have a maturity of five years or less. Almost all of these loans are secured by real property located in central and south Florida. These loans totaled $356.1 million or 42.8% of total loans at June 30, 2004 compared with $244.5 million or 39.4% of total loans at June 30, 2003. The growth in commercial real estate loans was primarily due to new loans originated in southeast Florida. Risks associated with commercial real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

Residential real estate loans totaled $81.0 million or 9.7% of total loans at June 30, 2004, compared with $58.8 million or 9.5% at June 30, 2003. Residential real estate mortgage loans are predominately adjustable rate home mortgages which generally require a loan-to-collateral value ratio of not more than 90% and equity credit lines which generally limit the loan-to-collateral value ratio to not more than 90%. Most loans have a maximum term of five to seven years. Almost all of the residential real estate mortgage loans are secured by homes in central and south Florida. Risks associated with residential real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

Construction loans totaled $283.6 million or 34.1% of total loans at June 30, 2004 compared to $161.4 million or 26.0% of total loans at June 30, 2003. The increase in construction loans was due in part to the refocusing of marketing efforts. Southern primarily makes construction loans on property located in central and south Florida.

Consumer and Other Loans. Southern offers consumer loans and personal and secured loans. The security for these loans ordinarily consists of automobiles, consumer goods, marketable securities, certificates of deposit and similar items. These loans totaled approximately $14.1 million or 1.7% of total loans, on June 30, 2004, compared with $14.0 million or 2.3% of total loans, on June 30, 2003. Risks associated with installment loans include borrowers’ loss of employment, and rapid depreciation of loan collateral.

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

Southern had legally binding commitments to extend credit, including unused lines of credit and letters of credit, totaling $289.5 million at June 30, 2004.

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

The following table presents Southern’s non-performing assets and past due loans:

Non-Performing Assets and 90 Day Past Due Loans

	At June 30,
	2004	2003
	(In thousands)
Nonaccrual loans	$1,657	3,026
Foreclosed assets	452	4

Total nonperforming assets	$2,109	3,030

Accruing loans past due 90 days or more	$—	309

Southern’s non-performing loans and loans past due 90 days were $2.1 million at June 30, 2004, or 0.25% of total loans of $832.2 million. Non-performing loans at June 30, 2004 consisted of commercial and residential real estate loans. Southern believes that its non-performing loans are well secured and are unlikely to result in any material losses. Total non-performing assets and accruing loans past due 90 days or more totaled $2.1 million at June 30, 2004, compared to $3.3 million at June 30, 2003.

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

Management relied on these factors, as well as its assessment of the financial condition of specific clients facing financial difficulties, in deciding to increase the allowance for loan losses to $10.0 million at June 30, 2004, from $8.9 million at December 31, 2003 and $7.6 million at June 30, 2003.

Financial Condition

Southern’s goal is to maintain a high quality and liquid balance sheet. Southern seeks to achieve this objective through increases in collateralized loans, a strong portfolio of real estate loans and a stable portfolio of investment securities of high quality.

During the second quarter of 2004, Southern’s total assets decreased by 1.4%, from $1.023 billion at March 31, 2004 to $1.009 billion at June 30, 2004. This decrease was primarily attributable to Southern’s effort to increase profitability by reducing rates on its deposit accounts. These efforts resulted in a 7.3% decrease in deposits.

Cash and Cash Equivalents. Southern had cash and cash equivalents of $32.1 million at June 30, 2004, compared to $76.9 million at March 31, 2004. This decrease was primarily the result of the redeployment of Southern’s cash and cash equivalents into loans.

Securities. On June 30, 2004, securities were $118.4 million or compared to $120.5 million on March 31, 2004. Southern’s goal during the second quarter was to maintain its investment portfolio until the completion of the merger with FLB.

Loans. Net loans were $819.6 million as of June 30, 2004, compared to $787.7 million as of March 31, 2004. Southern continued its efforts to improve earnings by redeploying cash and cash equivalents into loans in the second quarter. See “Asset Quality and Credit Risk — Loans,” above.

Interest-Bearing Liabilities. Interest-bearing liabilities primarily consisted of interest-bearing deposits and other borrowings. Total interest-bearing liabilities were $827.8 million at June 30, 2004, down from $893.1 million in March 31, 2004. The decrease in Southern’s deposits reflects the impact of the Southern’s efforts to improve profitability by decreasing rates on deposits. Other borrowings increased to $50.0 million at June 30, 2004 from $48.9 million at March 31, 2004. Other borrowings consist of Federal Home Loan Bank advances, subordinated debentures and borrowings under Southern’s line of credit. In this connection, Southern established a new $10.0 million line of credit agreement with First National Bank of Florida during the second quarter of 2004. Southern has borrowed $7.0 million under this facility, with approximately $5.0 million being used to repay Southern’s prior $5.0 million line of credit with SunTrust Bank and the balance being used to make capital contributions to Southern’s banking subsidiaries. The new line of credit bears interest at 90-day LIBOR plus 1.85%, with interest payable quarterly and the entire balance due 364 days after funding.

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

Regular monitoring of assets and liabilities that are rate sensitive within 30 days, 90 days, 180 days and one year is an integral part of Southern’s rate-sensitivity management process. It is Southern’s policy to maintain a reasonable balance of rate-sensitive assets and liabilities on a cumulative one year basis, thus minimizing net interest income exposure to changes in interest rates. Southern’s sensitivity position at June 30, 2004 was such that net interest income would decrease modestly if there were an increase in short-term interest rates.

Southern monitors the interest rate risk sensitivity with traditional gap measurements. These gap measurements have certain limitations in their ability to accurately portray interest sensitivity; however, they do provide a static reading of Southern’s interest rate risk exposure.

As of June 30, 2004, Southern was liability sensitive (interest-sensitive liabilities subject to repricing exceeded interest-sensitive assets subject to repricing) on a 365-day basis to the extent of $80.1 million. This negative gap at June 30, 2004 was 7.9% of total assets compared with a negative gap of 12.7% at June 30, 2003. Southern’s target gap position is in the range of negative 20% and positive 20%. The change in Southern’s gap position reflects a shift from longer-maturity interest-earning assets.

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

Southern’s capital position improved during the second quarter of 2004 because of a 1.4% decrease in Southern’s total assets, as well as the positive impact of net earnings of $2.3 million during this quarter.

Southern’s tier one capital was 7.73% and the total capital was 10.13% of risk-based assets at June 30, 2004. These risk-based capital ratios were in excess of the minimum requirements of 4.0% for tier one and 8.0% for total risk-based capital ratios. Southern’s leverage ratio (tier one capital to total average quarterly assets) of 7.25% at June 30, 2004, was also in excess of the minimum 4.0% requirement.

Southern’s goal is to maintain the regulatory capital of each of its banks so that they are “well capitalized” under applicable federal banking regulations. On June 30, 2004, all of the banks had achieved this objective.

During the first quarter 2004, Southern borrowed $5.0 million from SunTrust Bank pursuant to a revolving line of credit. Southern utilized the proceeds of this loan to make capital contributions to each of its subsidiary banks. During the second quarter of 2004, Southern refinanced this loan with a new line of credit with First National Bank of Florida. Southern borrowed $7.0 million under the new line, with approximately $5.0 million being used to repay the SunTrust loan and $2.0 million being used to make additional capital contributions to Southern’s subsidiary banks.

Southern anticipates that it will need to continue to increase its capital in order to maintain its planned growth. Southern intends to increase its capital through a combination of earnings from operations, loans from third parties, and the sale of securities.

Unrealized Gain on Securities Available for Sale

Southern’s comprehensive income for the three and six months ended June 30, 2004 decreased as a result of the $3.2 million and $1.9 million, respectively, in net unrealized loss in the market value of its investment securities that are available for sale during these periods. The drop in market value was due to the increase in long-term interest rates during these periods. As a result of the losses, Southern’s accumulated other comprehensive income (loss) increased from a $1.1 million loss at December 31, 2003 to a loss of $3.1 million at June 30, 2004.

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

Based on the procedures discussed above, management believes that allowance for loan losses was adequate to absorb estimated loan losses associated with the loan portfolio at June 30, 2004. Actual results could differ from these estimates. However, since the allowance is affected by management’s judgment and uncertainties, there is the likelihood that materially different amounts would be reported under different conditions or assumptions. To the extent that the economy changes, collateral values change, reserve factors change, or the nature and volume of problem loans change, Southern may need to adjust its provision for loan losses. Material additions to Southern’s provision for loan losses would result in a decrease in net earnings and capital.

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

Item 4. Controls and Procedures

Southern maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Southern files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of these controls and procedures as of June 30, 2004, the Chief Executive Officer and Chief Financial Officer of Southern concluded that Southern’s disclosure controls and procedures, as designed and implemented, were effective.

Southern made no significant changes in its internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2. Changes in Securities.

During the quarter ended June 30, 2004, Southern issued shares of its common stock in the following transactions which were not registered under the Securities Act of 1933, as amended:

•	On June 17, 2004, Southern issued 73,000 shares to certain employees and directors in connection with their exercise of outstanding stock options. Southern received $600,000 in payment of the exercise price of these options.

•	On June 17, 2004, Southern issued 10,000 shares as a stock grant to its chief executive officer pursuant to the terms of an existing stock grant agreement. These shares were valued at $14.00 per share.

•	On June 17, 2004, Southern issued 3,288 shares to certain directors in lieu of directors’ fees earned in January and February 2004. These shares were valued at $14.00 per share.

•	On June 17, 2004, Southern issued 5,620 shares to employees pursuant to Southern’s Stock Purchase Plan with respect to contributions made between January 1, 2004 and March 19, 2004. These shares were valued at $14.00 per share.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2003

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2003

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted by Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted by Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COMMUNITY BANCORP
(Registrant)

Date: August 12, 2004	/s/ Charlie W. Brinkley, Jr.
Charlie W. Brinkley, Jr. Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2004	/s/ Stephen R. Jeuck
Stephen R. Jeuck Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Ex. No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2003

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2003

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted by Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted by Section 906 of Sarbanes-Oxley Act of 2002